Form 10QSB
period 1997-08-31
NEVADA MANHATTAN MINING INC
filed 1997-10-15
CIK 848821

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

           FOR THE TRANSITION PERIOD FROM             TO

                      COMMISSION FILE NUMBER

                     NEVADA MANHATTAN MINING, INCORPORATED
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   NEVADA                                        88-0219765
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

           5038 N. PARKWAY CALABASAS, SUITE #100, CALABASAS, CA 91302
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (818) 591-4400
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,593,536 of Common Stock and 228,319 of Series A Preferred Stock.

     Traditional Small Business Disclosure Format (check one):  Yes [X]  No [ ]

================================================================================

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 AUGUST 31, 1997      MAY 31, 1997
                                                                 ---------------     ---------------
                                                                   (UNAUDITED)          (AUDITED)
Current assets:
  Cash and cash equivalents..................................     $     143,371       $     559,510
  Accounts receivable........................................            71,552              58,161
  Prepaid expenses...........................................         1,464,559             622,710
                                                                  -------------       -------------
          Total current assets...............................         1,679,482           1,240,381
                                                                  -------------       -------------
  Property and equipment:
  Mining properties:
     Domestic................................................         5,959,966           5,830,091
     Indonesia...............................................         2,826,782           2,826,782
  Brazilian timber Concession................................         3,296,729           3,296,729
  Furniture, fixtures, equipment.............................           721,154             431,840
     Less accumulated depreciation...........................          (106,585)            (82,998)
                                                                  -------------       -------------
                                                                     12,698,046          12,302,444
                                                                  -------------       -------------
                                                                  $  14,377,528       $  13,542,825
                                                                  =============       =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................     $     235,844       $     544,738
     Accrued liabilities.....................................           936,508             441,535
     Notes payable to stockholders...........................           611,369             712,321
     Current portion of long-term debt.......................            60,000             303,818
                                                                  -------------       -------------
          Total current liabilities..........................         1,843,721           2,002,412
Convertible debentures.......................................         2,209,722           1,333,333
Long-term debt...............................................         2,549,269           2,669,427
                                                                  -------------       -------------
          Total liabilities..................................         6,602,712           6,005,172
                                                                  -------------       -------------
Commitments and contingencies
Stockholders' equity:
     Common stock to be issued...............................                --                 108
     Preferred stock, $1 par, 250,000 shares authorized,
       228,319 and 132,510 issued at August 31, 1997 and
       1996..................................................           228,319             228,319
     Common stock, $0.1 par, 50,000,000 shares authorized,
       12,593,536 and 12,273,565 shares issued...............           125,935             122,736
     Additional paid-in capital..............................        24,564,783          23,022,574
     Accumulated deficit.....................................       (17,144,221)        (15,836,084)
                                                                  -------------       -------------
          Total stockholders' equity.........................         7,774,816           7,537,653
                                                                  -------------       -------------
                                                                  $  14,377,528       $  13,542,825
                                                                  =============       =============

          See accompanying notes to consolidated financial statements.

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (THREE MONTHS ENDED AUGUST 31, 1997 AND 1996)
                                  (UNAUDITED)

                                                                       1997            1996
                                                                    -----------     -----------
                                                                            (UNAUDITED)
Revenues..........................................................  $   156,776     $        --
Cost of sales.....................................................       80,595              --
                                                                    -----------      ----------
  Gross profit....................................................       76,181              --
Expenses:
  General and administrative......................................   (1,354,981)       (484,052)
                                                                    -----------      ----------
Net loss..........................................................   (1,278,800)       (484,052)
Cumulative preferred dividends....................................      (29,337)        (33,540)
                                                                    -----------      ----------
Net loss attributable to common shareholders......................  $(1,308,137)    $  (517,592)
                                                                    -----------      ----------
Net loss per common share.........................................  $     (0.10)    $     (0.06)
                                                                    -----------      ----------
Weighted average shares outstanding...............................   12,467,496       8,702,364
                                                                    ===========      ==========

          See accompanying notes to consolidated financial statements.

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED AUGUST 31, 1997 AND 1996

                                                                        1997           1996
                                                                     -----------     ---------
                                                                            (UNAUDITED)
Cash flows from operating activities:
  Net loss.......................................................    $(1,278,800)    $(484,052)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Common stock issued for services............................             --       240,000
     Appreciation and amortization...............................         99,909         1,500
     Accounts receivable.........................................        (13,391)           --
     Prepaid expenses............................................       (320,849)       (8,820)
     Accounts payable and accrued liabilities....................        481,109       (47,810)
                                                                     -----------     -----------
          Net cash used in operating activities..................     (1,032,022)     (299,182)
                                                                     -----------     -----------
Cash flows from investing activities:
  Purchase of property and equipment.............................       (419,189)     (310,355)
Cash flows from financing activities:
  Additions to convertible debentures............................      1,500,000            --
  Payments on debt...............................................       (489,928)       (2,000)
  Proceeds from notes payable to stockholders....................         25,000            --
  Proceeds from issuance of stock and stock to be issued.........              0       415,984
                                                                     -----------     -----------
          Net cash provided by financing activities..............      1,035,072       413,984
                                                                     -----------     -----------
Net increase (decrease) in cash and cash equivalents.............       (416,139)     (195,553)
Cash and cash equivalents at beginning of period.................        559,510      (233,981)
                                                                     -----------     -----------
Cash and cash equivalents at end of period.......................    $   143,371     $  38,428
                                                                     ===========     ===========
Supplemental cash flow information:
  Cash paid during the year for interest.........................    $         0     $       0
                                                                     -----------     -----------

Non-Cash Transactions:

During the quarter ended August 31, 1997, the Company issued:

- 100,000 shares of Common Stock valued at $441,000 for a consulting contract.

- 14,011 shares of Common Stock valued at $80,000 for liquidated damages to a debenture holder.

- 65,000 shares of Common Stock valued at $325,000 for services to Harrison Western.

During the quarter ended August 31, 1997, $200,000 of debenture notes were converted to 42,244 shares of Common Stock.

          See accompanying notes to consolidated financial statements

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1997, the results of operations for the three months ending August 31, 1997 and 1996, and the cash flows for the three months ended August 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1997.

2.  BUSINESS

     The Company's business is the harvesting of timber and the production of rough sawn lumber and other finished wood products in Brazil and the exploration and mining of precious metals and coal in Nevada and Indonesia. To this end, the Company has within the last year acquired the right to conduct exploration activities on several gold and coal properties in Indonesia, the right to develop and/or harvest virgin timber properties on up to approximately 750,000 hectares (1,875,000 acres) located in the state of Para, Brazil, and the right to complete its acquisition of a sawmill facility located near the town of San Miguel do Guama, Brazil which it currently operates. The Company holds various rights in and to the following properties: (i) various timber properties aggregating up to approximately 750,000 hectares and sawmill facilities all of which are located in the state of Para, Brazil (the "Brazilian Timber Properties"); (ii) twenty-eight (28) patented and sixty-five (65) unpatented claims aggregating approximately 1,800 acres (the "Nevada Property") which are located near the town of Manhattan, Nevada (approximately 45 miles northeast of Tonopha, Nevada); (iii) seven (7) gold concessions aggregating 39,400 hectares (98,500 acres) which are located in both the gold belt area of Kalimantan, Indonesia, and on the island of Sumatra (see "Indonesian Gold Concessions"); and
(iv) three (3) coal properties located in Kalimantan, Indonesia, comprising 290,000 hectares (725,000 acres) (the "Indonesian Coal Concessions").

3.  CONVERTIBLE DEBENTURES

     On April 14, 1997 and July 7, 1997, the Company entered into Subscription Agreements related to two negotiated private placements. These transactions were made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. As a result, the Company issued an aggregate of $3,500,000 of 8% Senior Secured Convertible Debentures (the "Debentures") due March 31, 2000 (with respect to $2,000,000 of the Debentures) and July 1, 2000 (with respect to $1,500,000 of the Debentures) and granted to the purchasers warrants to purchase 62,500 shares and 75,250 shares of the Company's Common Stock (the "Warrants"), respectively.

     The Debentures may be converted into shares of Common Stock at any time at a price equal to the lesser of seventy-five percent (75%) of the closing bid price of the Common Stock on the closing date (i.e. 75% X $8.00, or $6.00 per share); seventy-five percent (75%) of the closing bid price of the Common Stock on the day prior to the funding of any subsequent funding ("tranche"); or seventy-five percent (75%) of the average closing bid price for the five trading days immediately preceding the actual date of conversion of the Debentures. With respect to the April 1997 funding, if conversion is made after August 16, 1997, the discount will be seventy-two and one-half percent (72.5%) of the above-referenced valuation standards. The Company has recorded financing charges for the differences between the conversion price and the fair market value of the stock at the date of each funding ($666,667 for the year ended May 31, 1997). The discount will be amortized over the life of the debentures.

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES

                                  (UNAUDITED)

     The Company is required to use its "best efforts" to cause the Registration Statement with the Securities and Exchange Commission to become effective. If the Registration Statement does not become effective within 120 days of each respective funding, the Company is required to pay liquidated damages equal to two percent (2%) of the Debentures for the first thirty days and three percent (3%) per month thereafter until the Registration Statement becomes effective. Pursuant to action taken by management on October 8, 1997, the Company requested the right from the Securities and Exchange Commission to withdraw its application for registration of certain securities (including the stock subject the above described conversion rights) on Form SB-2. If the Commission grants the Company's request, the Company will not have a Registration Statement pending.

     With regard to the April 1997 funding, until at least seventy-five percent (75%) of the Debentures are converted, a deed of trust on the Nevada Property and a pledge of 1,000,000 shares of Common Stock will secure the Debentures. No such security is given on the Debentures issued in July 1997.

     The Company has issued warrants to the Subscribers of the April 14 and July 7 offerings. The Subscribers of the April 14 offering have been granted 62,500 warrants with an exercise price of $8 per share and an expiration date of April 16, 2002. The Subscribers of the July 17, 1997 offering have been granted 75,250 warrants with an exercise price of $6.75 per share and an expiration date of July 16, 2002. The exercise price is subject to adjustment to account for payments of dividends, stock splits, reverse stock splits, and similar events.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

     Net loss for the first quarter ended August 1997 was $1,308,137 as compared to a net loss of $517,592 for the same quarter ended August 1996. The principal increases in expenses during the three months ended August 31, 1997 were attributed to expenses in Brazil (approximately $371,000); office salaries (approximately $132,000); travel (approximately $120,000); legal fees (approximately $108,000); consulting (approximately $89,000); debt-related expenses (approximately $155,000) and general increase in other expenses attributable to the Company's increased development activities from the previous year. During the first quarter ended August 31, 1997, the Company paid approximately $364,000 to retire long-term debt and approximately $250,000 in improvements on its sawmill, located near the town of San Miguel do Guama, Para, Brazil.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position as of August 31, 1997 was a deficit of approximately $164,000. Almost since inception, the Company has experienced pressure on its working capital position due to operating losses and the need to continually invest in exploration activities on the Nevada Property and, more recently, the Silobat Property, the remainder of the Indonesian Concessions, and the Brazilian Concessions.

     To raise funds in the past, the Company has relied upon private placements of its equity securities. Over the past three years, the Company has raised approximately $5,000,000 pursuant to three such private placements and notes payable to stockholders. The Brazilian operations represent an immediate opportunity for the Company to generate significant cash flows for the first time. The Company believes that with the anticipated increase in daily production at its Brazilian operations to 140 cubic meters per day, much of its continued operations in Brazil, Indonesia, and on the Nevada Property will be funded by the cash flow generated from its operations in Brazil. The Company has also recently concluded privately-negotiated placements of approximately Three Million Five Hundred Thousand Dollars ($3,500,000) of 8% Senior Convertible Debentures within certain investments. This private placement, together with the cash flow anticipated from the Company's operations in Brazil, should satisfy the Company's immediate need for the significant amounts of capital for its overseas acquisitions and operations in both Indonesia and Brazil.

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                          PART II -- OTHER INFORMATION

1. LEGAL PROCEEDINGS

     On November 4, 1996, the Company filed a complaint (the "Action") in Nye County, Nevada against Marlowe Harvey, Maran Holdings Inc., Calais Resources Inc., and Argus Resources, Inc. (the "Harvey Entities"). The complaint in the Action alleges, amongst other things, that the Harvey Entities breached their obligations under various agreements more particularly described in the Company's Form 10, as amended. The Action, as amended is seeking a judicial declaration that the Harvey Entities do not have any joint venture or real property interest in the mining claims included within the Nevada property. The Action also seeks compensatory damages and other financial relief based on the Harvey Entities' breach of contract and other causes of action.

     During April 1997, the Company through its counsel, filed a first amendment to its Complaint in the Action. Counsel for the Harvey Entities filed an answer and a counterclaims in the action during July 1997. In their answer, the Harvey Entities have generally denied the allegations of the first amended complaint and have raised various affirmative defenses. In their Counterclaims, the Harvey Entities are seeking an injunction preventing the Company from conducting activities related to the Manhattan Project pending resolution of the issues in the action and compensatory and punitive damages and other financial relief based on breach of contract and other causes of action.

     In July 1997, the Harvey Entities moved for a preliminary injunction against the Company preventing it from conducting further activities at the Manhattan Project without their consent, from issuing press releases describing certain real property as being wholly owned by the Company, and from using the same as security for loans. After a two-hour hearing on September 4, 1997, the court refused to issue an injunction against the Company. Pursuant to stipulation, the parties have agreed not to interfere with one another's operations on the Nevada Property. Additionally, the Company has agreed not to further encumber the Nevada Property pending trial. A trial date has been set for April 30, 1998.

     If the Company is successful in obtaining specific performance of the agreements alleged in the Action, it will effectively continue to own or control an undivided 100% interest in the Nevada Property. Regardless of whether the Company is successful in the Action, it will continue to own at least a fifty percent (50%) undivided interest in the Nevada Property by virtue of its contractual rights.

 2.  CHANGES IN SECURITIES

     Reference is hereby made to the description of the Issuance of $1,500,000 of 8% Senior Convertible Debentures on July 17, 1997 described elsewhere in this Form 10-QSB.

 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

 5.  OTHER INFORMATION

     On October 8, 1997, the Company requested that the Securities and Exchange Commission grant it the right to withdraw its Registration Statement on Form SB-2. At that time, the Commission had provided, amongst other things, the following comment:

        "NEVADA PROPERTY -- We note in your response that 'the mineral deposits associated with the Nevada Property do not yet meet the various definitions of a commercially mineable ore body including the Commission's standards under Industry Guide No. 7'. As such, we see no basis for reasonable cash flow estimates. Accordingly, mining costs should be written off as incurred until economically recoverable reserves are identified. Revise accordingly.

        IDONESIAN CONCESSIONS -- It appears to us that the costs of acquiring the Indonesian Concessions and exploring the unevaluated mining Properties should be expensed as incurred. We see no basis for reasonable cash flow estimates and the Company has stated that 'any cash flow analysis related to the Indonesian Concessions is premature'. Accordingly, revise to expense the costs associated with the Indonesian properties. When the properties are determined to have proven and probable reserves, then further exploration and development costs can be capitalized."

     The Company and its accountants currently disagree with the position of the staff of the Commission relative to the Nevada Property and the Indonesian Concessions. The Company intends to continue its discussions with the staff of the Commission at which time a decision will be made by management of the Company as to whether the financial statements submitted herewith will require adjustment consistent with the position of the staff.

6.  EXHIBITS AND REPORTS ON FORM 8-K

     The Company hereby incorporates by reference the exhibits filed in connection with its Registration Statement filed under the Securities Act of 1933, as amended (Registration Nos. 333-17423 and 333-27923) and its Registration Statement filed on Form 10, as amended (Registration Nos. 001-12867).

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NEVADA MANHATTAN MINING, INCORPORATED

October 14, 1997

                                    --------------------------------------------
                                    Jeffrey S. Kramer, Chief Financial Officer

                                    --------------------------------------------
                                    Neil Sharda, Controller