Form 10QSB
period 1997-11-30
NEVADA MANHATTAN MINING INC
filed 1998-01-14
CIK 848821

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934. For the quarterly period ended November 30, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
    For the  transition period from ________________ to _______________

                        Commission file number 001-12867

                      NEVADA MANHATTAN MINING, INCORPORATED
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                                         88-0219765
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

           5038 N. PARKWAY CALABASAS, SUITE #100, CALABASAS, CA 91302
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                 (818) 591-4400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,628,263 of Common Stock and 219,569 of Series A Preferred Stock.

      Traditional Small Business Disclosure Format (check one):  Yes [X]  No [ ]

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB






PART I         FINANCIAL INFORMATION                                       PAGE NO.
Item 1         Financial Statements for Nevada Manhattan Mining, Inc.

               Consolidated Statements of Operations -
               Three and Six Months Ended November 30, 1997 and 1996            3

               Consolidated Balance Sheets -
               November 30, 1997 and May 31, 1997                               5

               Consolidated Statements of Cash Flow -
               Three and Six Months Ended November 30, 1997 and 1996            6

               Notes to Consolidated Financial Statements                       7

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operation                               10



PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                12

Item 2         Changes in Securities                                            12

Item 3         Defaults Upon Senior Securities                                  12

Item 4         Submission of Matters to a Vote of Security Holders              13

Item 5         Other Information                                                13

Item 6         Exhibits and Reports on Form 8-K                                 13

               Signature                                                        15

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                            (UNAUDITED)
                                                       1997             1996
                                                       ----             ----
Revenues                                           $   195,030        $       --

Cost of sales                                          185,278                --
                                                  ------------       -----------

       Gross profit                                      9,752                --

Expenses:
       General and administrative                   (1,701,445)         (173,437)
                                                  ------------       -----------

Net loss                                            (1,691,693)         (173,437)

Cumulative preferred dividends                         (29,019)          (53,000)
                                                  ------------       -----------

Net loss attributable to common shareholders       ($1,720,712)       ($ 178,737)
                                                  ============       ===========

Net loss per common share                          $     (0.14)       $    (0.01)
                                                  ============       ===========

Weighted average shares outstanding                 12,477,251         9,237,465
                                                  ------------       -----------






           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996






Revenues                                          $    351,806       $        --

Cost of sales                                          265,873                --
                                                  ------------       -----------
                                                        85,933                --

Expenses:
        General and administrative                  (3,056,426)         (657,489)
                                                  ------------       -----------

Net loss                                            (2,970,493)         (657,489)

Cumulative preferred dividends                         (58,356)          (38,840)

Net loss attributable to common shareholders      ($ 3,028,849)      ($  696,329)
                                                  ============       ===========

Net loss per common share                         $      (0.24)      $     (0.07)
                                                  ============       ===========

Weighted average shares outstanding                 12,477,251         8,237,465
                                                  ------------       -----------








           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              NEVADA MANHATTAN MINING INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

Current assets:                                           (UNAUDITED)          (AUDITED)
                                                         NOV. 30, 1997      MAY 31, 1997
        Cash and cash equivalents                        $     17,237       $    559,510
        Accounts receivable                                    20,060             58,161
        Prepaid expenses                                    1,297,300            622,710
                                                         ------------       ------------
               Total current assets                         1,334,597          1,240,381
                                                         ------------       ------------
Property and equipment:
        Mining properties:
           Domestic                                         5,971,764          5,830,091
           Indonesia                                        2,826,782          2,826,782
        Brazilian timber Concession                         1,460,000          3,296,729
        Furniture, fixtures, equipment                        818,986            431,840
           Less accumulated depreciation                     (123,385)           (82,998)
                                                         ------------       ------------
                                                           11,954,147         12,302,444
                                                         ------------       ------------
                                                         $ 12,288,744       $ 13,542,825
                                                         ------------       ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                 $    444,025       $    544,738
        Accrued liabilities                                 1,114,531            441,535
        Notes payable to stockholders                       1,451,562            712,321
        Current portion of long-term debt                      60,000            303,818
                                                         ------------       ------------
               Total current liabilities                    3,070,118          2,002,412
Convertible debentures                                      2,306,944          1,333,333
Long-term debt                                                 29,540          2,669,427
                                                         ------------       ------------
               Total liabilities                            5,406,602          6,005,172
                                                         ------------       ------------
Commitments and contingencies
        Stockholders' equity:
        Common stock to be issued                             760,000                108
        Preferred stock, $1 par, 250,000 shares
           Authorized, 219,569 and 228,319 issued
           At November 30, 1997 and May 31, 1997              219,569            228,319
        Common stock, $0.1 par, 50,000,000
           Shares authorized, 12,628,263 and
           12,273,565 shares issued                           126,282            122,736
        Additional paid-in capital                         25,318,224         23,699,574
        Accumulated deficit                               (19,541,933)       (16,513,084)
                                                         ------------       ------------
               Total stockholders' equity                   6,882,142          7,537,653
                                                         ------------       ------------
                                                         $ 12,288,744       $ 13,542,825
                                                         ------------       ------------



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED NOVEMBER 30, 1997 AND 1996


                                                                      (UNAUDITED)
                                                                 1997             1996
                                                                 ----             ----
Cash flows from operating activities:
     Net loss                                                $(2,970,493)     $  (657,489)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Common stock issued for services                              --          240,000
        Depreciation and amortization                            213,998            1,500
        Accounts receivable                                       38,101               --
        Prepaid expenses                                         (96,651)          (8,820)
        Accounts payable and accrued liabilities                 838,927          (78,737)
                                                             -----------      -----------
               Net cash used in operating activities          (1,976,114)        (503,546)
                                                             -----------      -----------

Cash flows from investing activities:
     Purchase of property and equipment                         (517,019)        (910,820)
                                                             -----------      -----------
Cash flows from financing activities:
     Additions to convertible debentures                       1,500,000               --
     Payments on debt                                           (288,376)          (3,000)
     Proceeds from notes payable to stockholders                 739,241          380,505
Proceeds from issuance of stock and stock to be issued                 0          979,712
                                                             -----------      -----------
               Net cash provided by financing activities       1,950,865        1,357,217
                                                             -----------      -----------
Net increase (decrease) in cash and cash equivalents            (542,273)         (57,149)
Cash and cash equivalents at beginning of period                 559,510          233,981
                                                             -----------      -----------
Cash and cash equivalents at end of period                   $    17,237      $   176,832
                                                             ===========      ===========

Supplemental cash flow information:
     Cash paid during the year for interest                  $         0      $         0
                                                             -----------      -----------

Non-Cash Transactions:
----------------------

During the six months ended November 30, 1997, the Company issued:

o   100,000 shares of Common Stock valued at $441,000 for a consulting contract.

o 44,109 shares of Common Stock valued at $140,000 for liquidated damages to a debenture holder.

o 65,000 shares of Common Stock valued at $325,000 for services to Harrison Western.

o 5,000 shares of Common Stock valued at $12,700 was issued to Vanderbilt for option to acquire property.

o 1,000,000 shares of Common Stock valued at $760,000 to be issued to an officer of the Corporation over a three-year period for Company's equity interest in Equatorial.

During the six months ended November 30, 1997, $200,000 of debenture notes were converted to 42,244 shares of Common Stock. During the six months ending November 30, 1997, a shareholder converted 8,750 Preferred Shares to 87,500 Common Shares.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.      STATEMENT OF INFORMATION FURNISHED

        The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1997, the results of operations for the three months and six months ending November 30, 1997 and 1996, and the cash flows for the six months ended November 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1997.


2.      BUSINESS

        The Company's business is the harvesting of timber and the production of rough sawn lumber and other finished wood products in Brazil and the exploration and mining of precious metals and coal in Nevada and Indonesia. In 1996, the Company has acquired the right to conduct exploration activities on three (3) coal properties in Indonesia, the right to develop and/or harvest virgin timber properties on up to approximately 750,000 hectares (1,875,000 acres) located in the state of Para, Brazil, and the right to complete its acquisition of a sawmill facility located near the town of Sao Miguel do Guama, Brazil which it currently operates. The Company holds various rights in and to the following properties: (i) various timber properties aggregating up to approximately 750,000 hectares and sawmill facilities all of which are located in the state of Para, Brazil (the "Brazilian Timber Properties"); (ii) twenty-eight (28) patented and sixty-five (65) unpatented claims aggregating approximately 1,800 acres (the "Nevada Property") which are located near the town of Manhattan, Nevada (approximately 45 miles northeast of Tonopha, Nevada); (iii) seven (7) gold concessions aggregating 39,400 hectares (98,500 acres) which are located in both the gold belt area of Kalimantan, Indonesia, and on the island of Sumatra (see "Indonesian Gold Concessions"); and (iv) three
        (3) coal properties located in Kalimantan, Indonesia, comprising 290,000 hectares (725,000 acres) (the "Indonesian Coal Concessions").

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

        The Debentures may be converted into shares of Common Stock at any time at a price equal to the lesser of seventy-five percent (75%) of the closing bid price of the Common Stock on the closing date (i.e. 75% X $8.00, or $6.00 per share); seventy-five percent (75%) of the closing bid price of the Common Stock on the day prior to the funding of any subsequent funding ("tranche"); or seventy-five percent (75%) of the average closing bid price for the five trading days immediately preceding the actual date of conversion of the Debentures. With respect to the April 1997 funding, if conversion is made after August 16, 1997 (as the case may be with respect to $1,800,000 of the April 1997 Debentures), the discount will be seventy-two and one-half percent (72.5%) of the above-referenced valuation standards. The Company has recorded financing charges for the differences between the conversion price and the fair market value of the stock at the date of each funding ($500,000 for the six month period ended November 30, 1997). The discount will be amortized over the life of the Debentures.

        The Company was required to use its "best efforts" to cause a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") to become effective. If the Registration Statement did not become effective within 120 days of each respective funding, the Company was required to pay liquidated damages equal to two percent (2%) of the Debentures for the first thirty days and three percent (3%) per month thereafter until the Registration Statement becomes effective. The Company withdrew its Registration Statement pending further discussion with the Commission. The Company is currently intending to re-file its Registration Statement with the Commission in February 1998.

        With regard to the April 1997 funding, until at least seventy-five percent (75%) of the Debentures are converted, a deed of trust on the Nevada Property and a pledge of 1,000,000 shares of Common Stock will secure the Debentures. No such security is given on the Debentures issued in July 1997.

        The Company has issued warrants to the subscribers of the April 14 and July 7 Debentures. The subscribers of the April 14 Debentures have been granted warrants to purchase 62,500 shares of Common Stock at an exercise price of $8 per share until April 16, 2002. The subscribers of the July 17, 1997 Debentures have been granted warrants to purchase 75,250 shares of Common Stock at an exercise price of $6.75 per share until July 16, 2002. The exercise price is subject to adjustment to account for payments of dividends, stock splits, reverse stock splits, and similar events.

4.      SUBSEQUENT EVENTS:

        On October 3, 1997 the Company entered into a Letter of Intent with Vanderbilt Gold Corp. to acquire an 85% interest in Vanderbilt's Morning Star Gold Mine in San Bernardino, California. Upon completion of due diligence and closing, the Company will be obligated to pay Vanderbilt 225,000 shares of restricted common stock to exercise its option. The Company anticipates completion of a thorough due diligence report by February 1, 1998. The Morning Star Mine is reported to contain 300,000 ounces of gold in the proven and probable category.

        On November 25, 1997 the Company entered into a non-binding letter of intent with Royal Gold (the "Letter of Intent") relating to exploration and development efforts on its Manhattan Property located in Nye County, Nevada. Under the terms of the Letter of Intent, Royal Gold was granted an exclusive option to explore, develop and purchase all of the interests which are or may be controlled by the Company on the Manhattan Property. The term of the agreement to be entered into (if at all), consistent with the terms of the Letter of Intent, will be three years, renewable for successive terms of three years, provided that Royal Gold continues to perform exploration work. The agreement would continue indefinitely to the extent that Royal Gold is achieving production in commercial quantities or is engaged in reclamation. Closing of the transaction will be subject to title and environmental due diligence, and documentation in a form satisfactory to both parties.

        On December 19, 1997 the Company increased its equity ownership of Equatorial Resources from 80% to 100%. The Company renegotiated its agreement with Ignatius Theodorou, formerly the 20% minority shareholder in Equatorial who was responsible for the Company's involvement in its Brazilian timber project. The Company has agreed to pay Mr. Theodorou one million shares of its restricted common stock over a three year period. Under the new agreement, the Company will no longer be required to pay Mr. Theodorou a total of $3,000,000 for its equity interest in Equatorial.

        From July 1997 to December 1997, Jeffrey S. Kramer, Chief Operating Officer, provided loans to the Company, aggregating $400,000.

        From the period November 11, 1997 to December 29, 1997, 956,167 shares of common stock were issued to collateralize or retire loans of the Company. The Board of Directors has authorized an additional 1,000,000 shares of common stock to either collateralize or retire outstanding loans.

        The Company has entered into discussions with its Debenture holders in an effort to secure from the Debenture holders' "lockup" agreements allowing the Company to retire the Debentures without market conversion to its common stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


        RESULTS OF OPERATION

        Comparison of Results of Operations - Six Months Ended November 30, 1997 and November 30, 1996. Revenues for six months ended November 30, 1997 were $351,000 as compared to no revenues for the same period in 1996. However, net loss for the six month period ended November 30, 1997 was approximately $3,029,000 as compared to a net loss of $696,000 for the same period in 1996. The net loss for the six month period ended November 30, 1997 was attributable to Brazilian operations (approximately $1,100,000); consulting expenses (approximately $188,000); debt-related expense (approximately $225,000); interest expense (approximately $155,000); legal fees (approximately $165,000); printing (approximately $75,000); travel (approximately $94,000); and lodging related to Brazilian operations ($75,000). During the six month period ended November 30, 1997, the Company paid approximately $364,000 to retire debt and approximately $250,000 in improvements on its sawmill located near the town of Sao Miguel do Gama, Para, Brazil.

        Quarter Ended November 30, 1997 to Quarter Ended November 30, 1996 Revenues for the quarter ended November 30, 1997 were approximately $195,000 as compared to no revenues for the same period in 1996. However, net loss for the quarter ended November 30, 1997 was approximately $1,721,000 as compared to net loss of approximately $179,000 for the same period in 1996. The net loss for the quarter ended November 30, 1997 was attributable to Brazilian operations (approximately $766,000); consulting fees (approximately $97,000); legal fees (approximately $60,000); interest (approximately $85,000); debt related expense (approximately $116,000); printing expense (approximately $37,000); salaries for administration staff (approximately $295,000); travel and lodging ($70,000); and other administrative expenses related to running a public company.


        LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital position as of November 30, 1997 was a deficit of approximately $1,735,521. Almost since inception, the Company has experienced pressure on its working capital position due to operating losses and the need to continually invest in exploration activities on the Nevada Property and, more recently, the Silobat Property, the remainder of the Indonesian Concessions, and the Brazilian Properties.

        To raise funds in the past, the Company has relied upon private placements of its equity securities. Over the past three years, the Company has raised approximately $5,000,000 pursuant to such private placements and notes payable to stockholders. The Brazilian operations represent an opportunity for the Company to generate significant cash flows for the first time, particularly if it is able to fund between $250,000 and $500,000 in additional capital for such operations. The Company believes that with the anticipated increase in daily production at its Brazilian operations to 125 cubic meters per day, much of its continued operations in Brazil, Indonesia, and on the Nevada Property, and its operating expenses and overhead at its corporate offices will be funded by the cash flow generated from its operations in Brazil. The Company in 1997 concluded privately-negotiated placements of approximately Three Million Five Hundred Thousand Dollars ($3,500,000) of 8% Senior Convertible Debentures with certain investors. The Company anticipates that it will require additional capital infusions and is attempting to secure them through private placements, a publicly registered offering of its securities and/or funds generated from its Brazilian operations.

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES

                           PART II - OTHER INFORMATION


1.      LEGAL PROCEEDINGS

On November 4, 1996, the Company filed a complaint (the "Action") in Nye County, Nevada against Marlowe Harvey, Maran Holdings Inc., Calais Resources Inc., and Argus Resources, Inc. (the "Harvey Entities"). The complaint in the Action alleges, amongst other things, that the Harvey Entities breached their obligations under various agreements. The Action, as amended is seeking a judicial declaration that Marlowe Harvey does not have any joint venture or real property interest in the mining claims included within the Nevada property. The Action also seeks compensatory damages and other financial relief based on the Harvey Entities' breach of contract and other causes of action.

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

In July 1997, the Harvey Entities moved for a preliminary injunction against the Company preventing it from conducting further activities at the Manhattan Project without their consent, from issuing press releases describing certain real property as being wholly owned by the Company, and from using the same as security for loans. After a two-hour hearing on September 4, 1997, the court refused to issue an injunction against the Company. Instead, the Harvey Entities were ordered not to interfere with the Company's operations on the Nevada Property. Additionally, the Company agreed not to further encumber the Nevada Property pending trial. A trial date for some issues has been set for April 30, 1998.

2.      CHANGES IN SECURITIES

        Not applicable.

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

               "NEVADA PROPERTY - We note in your response that `the mineral deposits associated with the Nevada Property do not yet meet the various definitions of a commercially mineable ore body including the Commission's standards under Industry Guide No. 7'. As such, we see no basis for reasonable cash flow estimates. Accordingly, mining costs should be written off as incurred until economically recoverable reserves are identified. Revise accordingly.

               INDONESIAN CONCESSIONS - It appears to us that the cost of acquiring the Indonesian Concessions and exploring the unevaluated mining Properties should be expensed as incurred. We see no basis for reasonable cash flow estimates and the Company has stated that `any cash flow analysis related to the Indonesian Concessions is premature'. Accordingly, revise to expense the costs associated with the Indonesian properties. When the properties are determined to have proven and probable reserves, then further exploration and development costs can be capitalized."

        The Company and its accountants currently disagree with the position of the staff of the Commission relative to the Nevada Property and the Indonesian Concessions. The Company has been engaged in discussions with the Commission's staff and intends to continue these discussions with the staff. A decision will be made by management of the Company as to whether the financial statements submitted herewith will require adjustment consistent with the final position of the staff.


6.      EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

        The Company hereby incorporates by reference the exhibits filed in connection with its Registration Statement filed on Form SB-2 under the Securities Act of 1933, as amended (Registration Nos. 333-17423 and 333-27923) and its Registration Statement filed on Form 10, as amended (Registration Nos. 001-12867).

        Reports on Form 8-K

        8-K Report dated August 12, 1997 to report (i) the press release issued on August 12, 1997 announcing the Company's first revenue figures from timber production by its 80-percent owned subsidiary, Equatorial Resources in Brazil; (ii) the press release issued on October 6, 1997 announcing the completion of the expansion program of the Company's sawmill facility in Brazil; (iii) the press release issued on October 9, 1997 announcing the Company's withdrawal of its pending Registration Statement on Form SB-2 due to market conditions; (iv) the press release issued on October 20, 1997 announcing the Company has signed preliminary agreement with Vanderbilt Gold Corp. to purchase and place into production the Morning Star Gold Mine in San Bernardino, California; and
        (v) the press release issued on November 3, 1997 announcing the Company's first quarter results.

                                              SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Nevada Manhattan Mining, Incorporated

                                             /s/ Jeffrey S. Kramer
        January 13, 1998           ------------------------------------------
                                   Jeffrey S. Kramer, Chief Financial Officer