Form 10QSB
period 1998-02-28
NEVADA MANHATTAN MINING INC
filed 1998-04-14
CIK 848821

                United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934. For the quarterly period ended February 28, 1998.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
                 For the transition period from ______to ______

                        Commission file number: 001-12867

                      NEVADA MANHATTAN MINING INCORPORATED
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               NEVADA                                   88-0219765
    (State or Other Jurisdiction of                  (I.R.S.Employer
    Incorporation or Organization)                 Identification No.)

           5038 N. PARKWAY CALABASAS, SUITE #100, CALABASAS, CA 91302
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices

                                 (818) 591-4400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,099,562 of Common Stock and 207,608 of Series A Preferred Stock.

  Traditional Small Business Disclosure Format (check one):   Yes [X]  No [ ]

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

PART I       FINANCIAL INFORMATION                                      PAGE NO.
Item 1       Financial Statements for Nevada Manhattan Mining, Inc.

             Consolidated Statements of Operations -
             Three and Nine Months Ended February 28, 1998 and 1997        3

             Consolidated Balance Sheets -
             February 28, 1998 and May 31, 1997                            5

             Consolidated Statements of Cash Flow -
             Nine Months Ended February 28, 1998 and 1997                  6

             Notes to Consolidated Financial Statements                    7

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operation                           11



PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                            13

Item 2       Changes in Securities                                        13

Item 3       Defaults Upon Senior Securities                              13

Item 4       Submission of Matters to a Vote of Security Holders          14

Item 5       Other Information                                            14

Item 6       Exhibits and Reports on Form 8-K                             14

             Signature                                                    16

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Three Months Ended February 28, 1998 and 1997

                                                              (Unaudited)


                                                          1998            1997
                                                          ----            ----

Revenues                                        $       174,175   $        --

Cost of Sales                                           147,278            --
                                                    -----------       ---------

   Gross profit                                          26,897            --

Expenses:

   General and administrative                        (1,424,240)       (662,270)
                                                    -----------       ---------

Net loss                                             (1,397,343)       (662,270)

   Cumulative preferred dividends                            (0)        (97,223)
                                                    -----------       ---------

Net loss attributable to common
shareholders                                       $(1,397,343)       $(759,493)
                                                   ===========        =========

Net loss per common share                          $     (0.08)       $   (0.08)
                                                   ===========        =========

Weighted average shares outstanding                 15,557,214       10,405,727
                                                   -----------       ----------






           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Nine Months Ended February 28, 1998 and 1997



                                                            (Unaudited)
                                                      1998               1997
                                                      -----              ----
Revenues                                           $    525,981    $       --

Cost of Sales                                           413,151            --
                                                   ------------    ------------

         Gross profit                                   112,830            --

Expenses:

         General and administrative                  (4,363,954)     (1,319,759)
                                                   ------------    ------------

Net loss                                             (4,251,124)     (1,319,759)

Cumulative preferred dividends                          (58,356)       (136,063)
                                                    ------------    ------------

Net loss attributable to common
shareholders                                       $ (4.309,480)   $ (1,455,822)
                                                   ============    ============

Net loss per common share                          $      (0.32)   $      (0.13)
                                                   ============    ============

Weighted average shares outstanding                  13,436,463      10,405,727
                                                   ------------    ------------




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              NEVADA MANHATTAN MINING INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                   (Unaudited)       (Audited)
                                                                    MAY 31, 1997
Current assets:                                   FEB. 28, 1998      (Restated)
                                                 --------------    ------------
       Cash and cash equivalents                 $      9,354      $    559,510
       Accounts receivable                             64,481            58,161
       Inventory                                       45,000              --
       Prepaid expenses                               948,222           622,710
                                                 ------------      ------------
           Total current assets                     1,067,057         1,240,381
                                                 ------------      ------------
Property and equipment
       Domestic                                     2,936,000         2,744,327
       Indonesia                                    2,600,000         2,600,000
       Brazilian timber concession                  1,460,000         3,296,729
       Furniture, fixtures, equipment                 781,346           431,840
          Less accumulated depreciation              (140,185)          (82,998)
                                                 ------------      ------------
                                                    7,637,161         8,989,898
                                                 ------------      ------------
                                                    8,704,218        10,230,279
                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  415,464           544,738
    Accrued liabilities                               925,676           441,535
    Notes payable to stockholders                   2,058,497           712,321
    Current portion of long-term debt                  60,000           303,818
                                                 ------------      ------------
        Total current liabilities                   3,459,637         2,002,412
                                                 ------------      ------------
Convertible debentures                              2,264,167         1,333,333
Long term debt                                         24,540         2,669,427
                                                 ------------      ------------
        Total liabilities                           5,748,344         6,005,172
                                                 ------------      ------------
Commitments and contingencies
Stockholders' equity:
  Common stock to be issued                           760,000               108
  Preferred stock, $1 par, 250,000 shares
   Authorized, 207,608 and 228,319                    207,608           228,319
   outstanding At February 28, 1998
  Common stock, $0.01 par, 49,750,000
   Shares authorized, 16,099,562 and
   12,273,565 shares issued                           160,995           122,736
  Additional paid-in capital                       26,106,812        23,699,574
  Accumulated deficit                             (24,279,541)      (19,825,630)
                                                 ------------      ------------
        Total stockholders' equity                  2,955,874         4,225,107
                                                 ------------      ------------
                                                 $  8,704,218      $ 10,230,279
                                                 ============      ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months Ended February 28, 1998 and 1997

                                                             (Unaudited)
                                                           1998         1997
                                                           ----         ----
Cash flows from operating activities:                 $(4,251,124)  $(1,319,759)
Net loss
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Common stock issued for services                         63,878       240,000
  Depreciation and amortization                           328,021         7,500
  Minority interest expense                                  --          49,500
  Accounts receivable                                      (6,320)         --
  Inventory                                               (45,000)         --
  Prepaid expenses                                        378,426      (164,500)
  Accounts payable and accrued liabilities                819,511       (12,515)
                                                      -----------   -----------
      Net cash used in operating activities            (2,712,608)   (1,199,774)
                                                      -----------   -----------
Cash flows from investing activities:
  Purchase of inventory, property and equipment          (529,381)   (1,521,460)
                                                      -----------   -----------
Cash flows from financing activities:
  Additions to convertible debentures                   1,500,000        14,556
  Payments on debt                                       (293,376)       (6,251)
Proceeds from notes payable to stockholders             1,346,176       254,945
  Proceeds from issuance of stock and stock
   to be issued                                           139,033     2,359,537
                                                      -----------   -----------
      Net cash provided by financing activities         2,691,833     2,622,787
                                                      -----------   -----------
Net increase (decrease) in cash and cash equivalents     (550,156)      (98,447)
Cash and cash equivalents at beginning of period          559,510       233,981
                                                      -----------   -----------
Cash and cash equivalents at end of period            $     9,354   $   135,534
                                                      ===========   ===========
Supplemental cash flow information:
  Cash paid during the year for interest              $         0   $         0
                                                      -----------   -----------

Non-Cash Transactions:
During the nine months  ended  February  28, 1998,  the Company  issued:
o 100,000 shares of Common Stock valued at $441,000 for a consulting contract.

o 224,109 shares of Common Stock valued at $262,938 for liquidated damages to a debenture holder.

o 65,000 shares of Common Stock valued at $325,000 for mine contract services to Harrison Western.

o 5,000 shares of Common Stock valued at $12,700 was issued to Vanderbilt for option to acquire property.

o 1,000,000 shares of Common Stock valued at $760,000 to be issued to Ignatius Theodorou over a three-year period for Company's acquisition of certain interests in Brazil.

o    65,000 shares of Common Stock valued at $63,876 issued for services.

During the nine months ended February 28, 1998, $340,000 of debenture notes were converted to 212,911 shares of Common Stock. During the nine months ended February 28, 1998, shareholders converted 165,144 Preferred Shares to 1,651,440 Common Shares.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             NEVADA MANHATTAN MINING, INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.  STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1998, the results of operations for the three months and nine months ending February 28, 1998 and 1997, and the cash flows for the nine months ended February 28, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1997.


 2.  BUSINESS

     The Company's business is the harvesting of timber and the production of rough sawn lumber and other finished wood products in Brazil and the exploration and mining of precious metals and coal in Nevada and Indonesia. The Company holds various rights in and to the following properties: (i) various timber properties aggregating up to approximately 750,000 hectares (1,875,000 acres) and sawmill facilities located near the town of Sao Miguel do Guama, Brazil all of which are located in the state of Para, Brazil (the "Brazilian Timber Properties"); (ii) twenty-eight (28) patented and sixty-five (65) unpatented claims aggregating approximately 1,800 acres (the "Nevada Property") which are located near the town of Manhattan, Nevada (approximately 45 miles northeast of Tonopah, Nevada); (iii) seven
     (7) gold concessions aggregating 39,400 hectares (98,500 acres) which are located in both the gold belt area of Kalimantan, Indonesia, and on the island of Sumatra (see "Indonesian Gold Concessions"); and (iv) three (3) coal properties located in Kalimantan, Indonesia, comprising 290,000 hectares (725,000 acres) (the "Indonesian Coal Concessions").

     The Company is currently not operating the sawmill in Sao Miguel do Guama, Brazil. On February 27, 1998, the Company announced that based on recommendations from outside consultants related to timber production and environmental management, the Company began transporting an initial 1,000 cubic meters of the Company's inventory of raw materials to Tome-Acu, in the Amazon Basin within the same region as Sao Miguel operations. In addition, the Company began experiencing problems in its relationship with the former owner of the Sao Miguel sawmill. Timber production in Tome-Acu commenced in March, 1998. These new timber milling operations commenced in anticipation of acquiring a leasehold interest in an operating sawmill located in the Tome-Acu area or another facility in the region, where hardwood is readily available for harvesting in a sustainable method. The Company expects to be able to substantially reduce its transportation expenses and overhead expenses associated with the production of timber products, thereby creating additional efficiencies.

     On December 19, 1997 the Company increased its equity ownership of its Brazilian subsidiary, Equatorial Resources Ltda., from 80% to 100%. The Company renegotiated its agreement with Ignatius Theodorou, formerly the 20% minority shareholder in Equatorial. The Company agreed to pay Mr. Theodorou one million shares of its restricted common stock over a three year period in consideration of acquiring certain interests in Brazil. Under the new agreement, the Company will no longer be required to pay Mr. Theodorou a total of $3,000,000.

     On November 25, 1997 the Company entered into a non-binding letter of intent with Royal Gold (the "Letter of Intent") relating to exploration and development efforts on its Manhattan Property located in Nye County, Nevada. Under the terms of the Letter of Intent, Royal Gold was granted an exclusive option to explore, develop and purchase all of the interests which are or may be controlled by the Company on the Manhattan Property. The term of the agreement to be entered into (if at all), consistent with the terms of the Letter of Intent, will be three years, renewable for successive terms of three years, provided that Royal Gold continues to perform exploration work. The Company will retain a 4% net smelter returns royalty and also reserves the right to continue with the development of its underground mining opportunity at the historic White Caps location. Royal Gold has the option to acquire all of the Company's interest in the property, at any time during the term of the agreement, upon the payment to the Company of $5 million. The agreement would continue indefinitely to the extent that Royal Gold is achieving production in commercial quantities or is engaged in reclamation. Closing of the transaction will be subject to title and environmental due diligence, and documentation in a form satisfactory to both parties. The option was granted in part because Royal Gold is the largest U.S.-based, publicly held gold royalty company. It engages in the acquisition, exploration and development of gold properties and the acquisition and management of royalty interests.

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

     The Debentures may be converted into shares of Common Stock at any time at a price equal to the lesser of: seventy-five percent (75%) of the closing bid price of the Common Stock on the closing date (i.e. 75% X $8.00, or $6.00 per share); seventy-five percent (75%) of the closing bid price of the Common Stock on the day prior to the funding of any subsequent funding ("tranche"); or seventy-five percent (75%) of the average closing bid price for the five trading days immediately preceding the actual date of conversion of the Debentures. With respect to the April 1997 funding, if conversion is made after August 16, 1997 (as the case may be with respect to $1,800,000 of the April 1997 Debentures), the discount will be seventy-two and one-half percent (72.5%) of the above-referenced valuation standards. The Company has recorded financing charges for the differences between the conversion price and the fair market value of the stock at the date of each funding ($500,000 for the nine month period ended February 28, 1998). The discount will be amortized over the life of the Debentures.

     The Company was required to use its "best efforts" to cause a registration statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") to become effective. If the Registration Statement did not become effective within 120 days of each respective funding, the Company was required to pay liquidated damages equal to two percent (2%) of the Debentures for the first thirty days and three percent (3%) per month thereafter until the Registration Statement becomes effective. The Company withdrew its Registration Statement pending further discussion with the Commission. The Company has entered into discussions with its Debenture holders in an effort to secure from the Debenture holders "lockup" agreements allowing the Company to retire the Debentures without market conversion to common stock pursuant to a registration statement.

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

 4.  RESTATEMENT

     As explained in the Company's Form 10-QSB for the period ending November 30, 1997, the Company has discussed with the Securities and Exchange Commission possible adjustments to the carrying value of its Nevada and Indonesia mineral proprties in accordance with the SEC Industry Guide 7 and Statement of Financial Accounting Standards No. 121. As of February 28, 1998, the Company has provided an impairment against those properties as follows:

       Exploration costs related to the Nevada properties           $3,036,000
       Exploration costs related to the Indonesian properties          227,000
                                                                  ------------
                               Total adjustment                     $3,263,000

     The remaining capitalized costs in Nevada at February 28, 1998 ($2,936,000) represent acquisition costs of $2,525,000 and capitalized development costs of $411,000. The capitalized development costs are limited to the proven/probable reserves contained in the Nevada properties. The remaining capitalized costs related to the Indonesia properties are the acquisition costs of $2,600,000. The Company has restated its May 31, 1997 financial statements as a result of this impairment, reducing the Domestic property and equipment value from $5,830,091 to $2,744,327 and Indonesia property and equipment value from $2,826,782 to $2,600,000.

5.   SUBSEQUENT EVENTS:

     (a) On March 3, 1998, the Company executed an agreement (the " Metsa Agreement") with Oy Metsa Timber Ltd. of Helsinki, Finland for timber distribution and management services. The Metsa Agreement grants Metsa distribution and sales rights for the output of timber and timber-related products of its subsidiary, Equatorial Resources. Metsa Timber's extensive marketing areas include the United Kingdom, France, Italy, Germany, Denmark, The Netherlands, Japan, Greece, Northern Africa and Arab countries. The Metsa Agreement also provides the Company with management and development assistance which will be provided through one of Metsa's sister subsidiaries, FWI Wood International.

          Metsa Timber group is one of Europe's leading sawmilling groups with a 1997 production of 2 million cubic meters of sawn timber in its 13 European units. Metsa Timber group reported net sales of $525 million USD in 1997. The Metsa Timber Group is a division of the Metsaliitto Group which is one of Europe's largest forest industry enterprises focusing on wood trading and forest products manufacturing. The Metsaliitto Group reported net sales of $4.86 billion USD in 1997. It has manufacturing operations in Europe and its products are marketed worldwide.

          The Metsa Agreement also expresses compliance with international guidelines for sustainable forestry. In order to achieve this goal, the Company has commenced a development project for an Eco-Efficiency Model through Eco-Rating International, Zurich, Switzerland ("Eco-Rating"), to help insure that its timber harvesting and milling operations in Brazil adhere to ecologically sound practices.
          Eco-Rating is one of the private sector's environmental rating agencies specializing in evaluating the environmental performance of a project, firm or product through an in-depth analysis yielding a numerical score. Eco-Rating has completed more than 50 evaluations in a variety of industries, ranging from forestry to waste management.

     (b) On March 27, 1998, the Company executed an agreement securing $14 million in equity financing, primarily to fund its timber operations in South America. The financing, through Bristol Asset Management Company II LLC, enables Nevada Manhattan to draw up to $14 million over a three-year period. The initial use of funds will be used to complete the relocation of the Company's Brazilian timber-sawmill operations as announced on February 27, 1998 (see "Business").

     (c)  From July 1997  through  April 10,  1998,  Jeffrey  S.  Kramer,  Chief
          Operating  Officer,   provided  loans  to  the  Company,   aggregating
          $603,017.

     (d) From the period November 11, 1997 to March 30, 1998, 2,746,709 shares of common stock were reserved to collateralize loans of the Company. The Board of Directors has authorized an aggregate 3,000,000 shares of common stock to either collateralize or retire outstanding loans.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION


         RESULTS OF OPERATION

          Comparison of Results of Operations - Nine months Ended February 28, 1998 and February 28, 1997.
          ------------------------------
          Revenues for nine months ended February 28, 1998 were $525,981 as compared to no revenues for the same period in 1997. However, net loss for the nine month period ended February 28, 1998 was approximately $4,309,480 as compared to a net loss of $1,456,000 for the same period in 1997. The net loss for the nine month period ended February 28, 1998 was attributable to Brazilian operations (approximately $1,642,000); consulting expenses (approximately $251,211); debt-related expense (approximately $353,000); interest expense (approximately $268,000); legal fees (approximately $240,000); printing (approximately $85,000); shareholder expense (approximately $64,000), travel and lodging mostly related to Brazilian operations (approximately $150,000 and $120,000 respectively); salaries for Nevada and Calabasas operations (approximately $594,000); telephone (approximately $72,000); office expense (approximately $95,000); accounting and auditing (approximately $47,000); Depreciation (approximately $56,000); and accrued Preferred dividends expense (approximately $58,356).

         Quarter Ended February 28, 1998 to Quarter Ended February 28, 1997
         ------------------------------------------------------------------
         Revenues for the quarter ended February 28, 1998 were approximately $174,175 as compared to no revenues for the same period in 1997.
         However,  net  loss  for  the  quarter  ended  February  28,  1998  was approximately $1,397,343 as compared to net loss of approximately $856,700 for the same period in 1997. The net loss for the quarter ended February 28, 1998 was attributable to Brazilian operations (approximately $504,000); consulting expense (approximately $64,000); legal fees (approximately $70,000); interest (approximately $113,000); debt related expense (approximately $127,000); shareholder expense (approximately $45,000); salaries for administration staff (approximately $200,000); and travel and lodging ($55,000 and $28,000 respectively).


         LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position as of February 28, 1998 was a deficit of approximately $2,392,590. Almost since inception, the Company has experienced pressure on its working capital position due to operating losses and the need to continually invest in exploration activities on the Nevada Property and, more recently, the Brazilian Properties, the Silobat Property and the remainder of the Indonesian Concessions.

         To raise funds in the past, the Company has relied upon private placements of its equity securities. Over the past three years, the Company has raised approximately $5,525,000 (including $525,700 in quarter ending February 28, 1998) pursuant to such private placements and notes payable to stockholders. The Company in 1997 concluded privately-negotiated placements of approximately Three Million Five Hundred Thousand Dollars ($3,500,000) of 8% Senior Convertible Debentures with certain investors. The Company has entered into discussions with its Debenture holders in an effort to secure from the Debenture holders "lockup" agreements allowing the Company to retire the Debentures without market conversion to common stock pursuant to a registration statement.

         On March 27, 1998, the Company executed an agreement securing $14 million in equity financing, primarily to fund its timber operations in South America. The financing, through Bristol Asset Management Company II LLC, enables Nevada Manhattan to draw up to $14 million over a three-year period. The initial use of funds will be used to complete the relocation of the Company's Brazilian timber-sawmill operations as announced on February 27, 1998 (see "Business").

         The Brazilian operations represent an opportunity for the Company to generate significant cash flows for the first time, particularly due to the Company's agreement with Metsa Timber (see "Subsequent Events") and the Bristol Asset Management financing agreement. The Company believes that with the anticipated increase in daily production at its Brazilian operations to 125 cubic meters per day, much of its continued operations in Brazil, Indonesia, the Nevada Property, and its operating expenses and overhead at its corporate offices will be funded by the cash flow generated from its operations in Brazil.

          The Company anticipates that it will require additional capital and intends to secure it through its agreement with Bristol Assets Management Company II LLC, by utilizing a publicly registered offering of its securities, a "Private Placement" and/or funds generated from its Brazilian operations.

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

During April 1997, the Company through its counsel filed a first amendment to its Complaint in the Action. Counsel for the Harvey Entities filed an answer and a counterclaims in the action during July 1997. In their answer, the Harvey Entities have generally denied the allegations of the first amended complaint and have raised various affirmative defenses. In their counterclaims, the Harvey Entities are seeking an injunction preventing the Company from conducting activities related to the Manhattan Project pending resolution of the issues in the action and compensatory and punitive damages and other financial relief based on breach of contract and other causes of action.

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

2.   CHANGES IN SECURITIES

The Series A Preferred Stock, convertible into ten shares of common stock on or before December 31, 1997, has been retired as of December 31, 1997. All accrued dividends have been paid (in Common Stock of the Company) and all Preferred shares converted into Common Stock (upon presentation of stock certificate to transfer agent).

3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

5.   OTHER INFORMATION

Dividend
--------

The Board of Directors declared a dividend to all shareholders of record as of December 31, 1997 consisting of one share of a new series of Convertible Preferred Stock (the "1998 Preferred Stock"), $1 par value, for every 100 shares of Common Stock owned. As authorized in the Company's Amended Certificate of Determination of Preferences of Series A Preferred Stock filed with the Nevada Secretary of State on January 14, 1998, the 1998 Preferred Stock is convertible to one share of Common Stock for a period of one year and carries a dividend equal to eight percent (8%) of par value payable in cash or stock at the Company's election. Such dividends are cumulative so that if full dividends in respect of any previous dividend period are not paid, holders of the 1998 Preferred Stock are entitled to receive any deficiency before any dividend or other distribution may be made or declared by the Company with respect to any other class of stock including other series of preferred shares should the Company elect to issue such additional series. Each share of 1998 Preferred Stock will have attached a warrant to purchase two additional shares of Common Stock at $3.00 per share for a period of two years (the "Dividend Warrants"). The Dividend Warrants are callable by the Company, at its option, at $3.50 per share.


6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The Company hereby incorporates by reference the exhibits filed in connection with its Registration Statement filed on Form SB-2 under the Securities Act of 1933, as amended (Registration Nos. 333-17423 and 333-27923) and its
Registration   Statement  filed  on  Form  10,  as  amended   (Registration  No.
001-12867).


EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
-------                    ----------------------
3.(ix) Amended Certificate of Determination of Preferences of Series A Preferred Stock of Nevada Manhattan Mining Incoporated Filed January 14, 1998.

Reports On Form 8-K

8-K Report dated February 27, 1998 to report (i) the press release issued on February 27, 1998 announcing that the Company commenced timber operations in Tome-Acu, in the Amazon Basin, based on recommendations from outside consultants related to timber production and environmental management; and (ii) the press release issued on March 11, 1998 announcing the Company executed an agreement with Metsa Timber Ltd., granting Metsa distribution and sales rights for the timber and timber-related products produced in the Company's Brazilian timber operations.

8-K Report dated December 9, 1997 to report (i) the press release issued on December 9, 1997 announcing second quarter revenues and a Preferred Stock Dividend to shareholders; (ii) the press release issued on December 17, 1997 announcing the signing of a Letter of Intent with Royal Gold Corporation for an exploration and development effort in Nye County, Nevada; (iii) the press release issued on January 12, 1998 announcing the Company increased its equity ownership of Equatorial Resources from 80% to 100%.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Nevada Manhattan Mining, Incorporated

                                                     /s/ Jeffrey S. Kramer
         April 14, 1998             ------------------------------------------
                                    Jeffrey S. Kramer, Chief Financial Officer