Form 10KSB
period 1998-05-31
TERRA NATURAL RESOURCES CORP
filed 1998-09-14
CIK 848821

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                                   (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     For the fiscal year ended MAY 31, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 1-12867

                       TERRA NATURAL RESOURCES CORPORATION
                 (formerly NEVADA MANHATTAN MINING INCORPORATED)
             (Exact name of registrant as specified in its charter)

                   Nevada                              88-0219765
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
      incorporation or organization)


      5038 North Parkway Calabasas, Suite 100, Calabasas, California 91302
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (818) 591-4400

                    Securities registered pursuant to Section
                               12(b) of the Act:


          Title of each class Name of each exchange on which registered
                 Common Stock, $.01 Par Value OTC Bulletin Board

                        Preferred Stock, $1.00 Par Value

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Issuer's revenues for its most recent fiscal year.               $557,691

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on August 14, 1998, was $10,276,676. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at August 14, 1998, was 33,385,149.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1998 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    3

Item   2.      Properties                                                  6

               Risk Factors                                                27

Item   3.      Legal Proceedings                                           38

Item   4.      Submission of Matters to a Vote of Security Holders         41

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         42

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         44

Item   7.      Financial Statements                                        47
                                                                       F1-F33

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         48

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act  49

Item  10.      Executive Compensation                                      54

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                              56

Item  12.      Certain Relationships and Related Transactions              58

Item  13.      Exhibits and Reports on Form 8-K                            59

Signatures                                                                 62

                                     PART I

                                  1. BUSINESS

Business Development
--------------------

    Terra Natural Resources Corporation (the "Company"), formerly Nevada Manhattan Mining Incorporated, was formed on June 10, 1985, in the state of Nevada under the name of Epic Enterprises, Ltd. On September 11, 1987, the Company amended its Articles of Incorporation changing its name to Nevada Manhattan Mining Incorporated. On May 12, 1998, the Company further amended its Articles of Incorporation changing its name to Terra Natural Resources Corporation.

    The Company was originally formed primarily to develop a property located near the town of Tonopah, Nevada (the "Nevada Property"), other gold mineral properties which it had previously owned, and certain gold mineral properties which it acquired in January and February, 1997. Pursuant to prior action of both the Company's directors and its shareholders, certain gold mineral properties have been abandoned as uneconomic. The Company in the last eighteen months has acquired the rights to harvest various species of hardwoods in up to 774,000 hectares (approximately 1,935,000 acres) of timber properties located on various tracts of land in the state of Para, Brazil and approximately 184,000 hectares (approximately 460,000 acres) of timber located on tracts of land in the state of Amazonas, Brazil (the "Brazilian Timber Properties"). The Company has also recently entered into a lease agreement and is currently operating a sawmill facility located near the city of Belem, Para, Brazil. The Company has also acquired the rights to seven (7) gold mining concessions and four (4) coal mining concessions in Indonesia.

    A description of the Company's timber business is presented in the "Properties" section of this Annual Report.

    The Company has its principal executive offices at 5038 North Parkway Calabasas, Suite 100, Calabasas, California 91302. Its telephone number is (818) 591-4400 and its facsimile number is 818 591-4411.

    Management of the Company presently consists of a five-member board of directors (two of which are neither executive officers nor employees). The
Company employs two (2) full-time executive officers as well as seven (7) full-time employees at its principal offices. The Company's subsidiary, Terra Resources Brazil, Ltda., employs approximately 90 persons in Brazil who are employed in various capacities relating to its sawmill operations located near the port city of Belem, Brazil.

The Company's Subsidiaries
--------------------------

    Equatorial Resources, Ltd. (hereinafter "Equatorial") was incorporated in the British Virgin Islands as an international business company on December 13, 1996. Equatorial currently maintains offices in Road Town, Tortola, British Virgin Islands with its primary business office located in Calabasas, California. Equatorial's board of directors consists of three (3) members with such number being able to increase to seven. Its authorized capitalization is 25,000 shares of common stock and 25,000 shares of preferred stock with its largest single shareholder being Terra Natural Resources Corporation which owns 99% of Equatorial's outstanding common shares.

    Equatorial's primary business purpose is the acquisition and development of timber producing property in the Amazon Basin of Brazil. Since Equatorial's inception, it has acquired various rights to develop and/or harvest timber properties on up to approximately 950,000 hectares located in the states of Para and Amazonas, Brazil.

     Terra Resources Brazil Ltda. (hereinafter "Terra") was incorporated in Brazil in May 1998, to replace Equatorial as the operating entity of the Company in Brazil. Terra is owned 99.5% by the Company and .5% by Terra's sawmill manager in nominee name of the company. Terra's address is Rod. Arthur Bernardes, Km. 9 S/N, Tapana, Belem, Para, Brasil.

    The main purpose of this subsidiary to the Company is to own, lease and/or operate the assets currently being utilized in Brazil to conduct its sawmill, harvesting and sales operations. When it commences this line of business, Terra will also serve to conduct the business of buying and selling rough sawn timber produced by other operators (i.e., sawmills) and, in some cases, improving the timber before resale. In addition, as described elsewhere herein, Terra has entered into a contract with Equatorial. (also owned by the Company) to acquire certain equipment and office furniture previously utilized by Equatorial in its sawmill operations in Sao Miguel do Guama, Para, Brazil.

    Kalimantan Resources, Ltd. Kalimantan Resources, Ltd., (hereinafter "Kalimantan") was incorporated in the British Virgin Islands as an international business company on September 16, 1996. Kalimantan currently maintains offices in Road Town, Tortola, British Virgin Islands with its primary business office located in Calabasas, California. Kalimantan's board of directors consists of 3 members with such number being able to increase to seven. Its authorized capitalization is 1,000 shares of common stock with its sole shareholder being Terra Natural Resources Corporation.

    Kalimantan's primary business purpose is to enter into contracts for the exploration and if warranted the development and extraction of coal and gold ore in Indonesia. Since Kalimantan's inception it has: entered into an agreement to acquire a fifty-one percent (51%) interest in a gold exploration property comprising 10,000 hectares (25,000 acres) located in East Kalimantan; entered into two (2) additional agreements to acquire an additional six (6) gold mining concessions aggregating over 23,400 hectares (58,500 acres) and ) four (4) coal properties located in Kalimantan, Indonesia, comprising 325,800 hectares (814,500 acres); and entered into an agreement with Maxwells Energy and Metals Technology Ltd. to substitute the acquired original 10,000 hectare property for a 16,000 hectare (40,000 acre) tract located elsewhere on the island of Kalimantan.

                                  2. PROPERTIES

The Company's Business
----------------------

    The Company's business is the harvesting of timber and the production of rough sawn lumber and other finished wood products in Brazil, the exploration and mining of precious metals in Nevada, and the exploration of precious metals and coal in Indonesia. To this end, the Company has acquired various rights to develop and/or harvest timber properties on up to approximately 950,000 hectares located in the states of Para and Amazonas, Brazil; the right to conduct sawmill operations at a 3.6 hectare sawmill facility located near the port city of Belem, Para, Brazil; and the right to conduct exploration activities on seven
(7) gold properties and four (4) coal properties in Indonesia.

    The Company holds various rights in and to the following properties: (i) various timber properties aggregating up to approximately 774,000 hectares and sawmill facilities located in the state of Para, Brazil and approximately 184,000 hectares located in the state of Amazonas, Brazil (the "Brazilian Timber Properties"); (ii) twenty-eight (28) patented and one hundred-eighteen (118) unpatented claims aggregating approximately 1,800 acres (the "Nevada Property") which are located near the town of Manhattan, Nevada (approximately 45 miles northeast of Tonopah, Nevada); (iii) seven (7) gold concessions aggregating 39,400 hectares (98,500 acres) which are located in both the gold belt area of Kalimantan, Indonesia, and on the island of Sumatra (see "Indonesian Gold Concessions"); and (iv) four (4) coal properties located in Kalimantan, Indonesia, comprising 325,800 hectares (814,500 acres) (the "Indonesian Coal Concessions"). A more thorough description of the properties is contained within portions of this section of this Report entitled "The Brazilian Timber Properties," "The Nevada Property," and "The Indonesian Concessions."

    Management of the Company generally reviews all proposed natural resource projects submitted by third parties. The Company initially will be heavily dependent upon the operations presently being conducted in Brazil.

    The Company has budgeted the sum of One Hundred Thousand Dollars ($100,000) from sums anticipated to be spent for compliance with applicable environmental laws. However, the Company can provide no assurance that the amount so budgeted for environmental compliance will be consistent with the amounts actually spent for compliance or that the actual amount of such compliance may not be substantially greater than that which has been projected to be spent by the Company pursuant to the budget.

THE BRAZILIAN TIMBER PROPERTIES

    The Company has acquired sundry rights in up to 774,000 hectares of timber properties located on various tracts of land in the state of Para, Brazil and approximately 184,000 hectares of timber located on a tract of land in the state of Amazonas, Brazil. In addition, the Company has entered into a lease agreement and is currently operating a sawmill facility located near the city of Belem, Para, Brazil.

    The Company believes that its primary strengths are its strategically located timberlands, and its expanding sawmill operations. The Brazilian Timber Properties contain a variety of timber species of which initially only seventeen
(17) of the most commercial of the one hundred twenty-five (125) available species have been selected and factored into the Company's economic forecasts. The other species will be harvested at the appropriate time. The Company has taken the initial steps in developing a government- managed forestry plan issued from an agency of the Brazilian federal government, which includes the development of multi-year harvesting schedules. The Company has generated initial revenue from these operations of approximately $803,000 since commencement.

    To date, approximately $2.3 million has been provided by the Company for initial start-up of its operations in Brazil.

    In February 1998, a dispute arose between the Company's subsidiary, Equatorial, and Jonasa (see "Jonasa Concessions" in this section). In addition, the Company had been considering transferring its operations closer to the principal port in the area, Belem, to sell more of its products for export, and consolidating its operations with the administration of its Brazilian operations. As a result, Equatorial and Jonasa entered into a compromise and settlement agreement which resulted in the removal of about $230,000 in equipment from the Sao Miguel sawmill facility and the abandonment of its operations in Sao Miguel.

    In May 1998, the Company formed a new subsidiary, Terra Resources Brazil Ltda. ("Terra"). Terra and Equatorial thereafter entered into an agreement whereby Equatorial agreed to deliver its equipment to a sawmill facility owned by Tropical Woods and located in a suburb of Belem. On May 15, 1998, Terra entered into a lease agreement with Tropical Woods (the "Tropical Woods Lease"), leased the sawmill for a minimum of two years and, on June 8, 1998, commenced the processing of Brazilian hardwoods and the production of rough sawn timber.

         The Tropical Woods Lease requires Terra (as the entity designated by the Company) to pay to the lessor the sum of approximately $12,750 (R$15,000) per month to lease about 3.6 hectares of property and related sawmill equipment (the "Facility"), including a port for the delivery and storage of logs, 2 band saws, a loader, forklift, finishing and/or specialty saws, 2 hangars for the housing of the saws and storage of rough sawn timber, various ancillary sawmill equipment and an office building. In addition, Tropical Woods is required to deliver a minimum of 2,300 cubic meters (m3) logs of Brazilian hardwoods, from Tropical Woods' property consisting of 162,982 hectares of timberland, specifically designated by Terra in order to meet actual or anticipated demand, which the Company could expand either through additional volumes from Tropical Woods or other sources.

    The Facility presently consists of the port, the office building, one 150 cm (diameter) band saw to cut log blocks, one 90 cm band saw to cut the log blocks into wood planks, one multilamina (brought from Sao Miguel), one multiplaca (brought from Sao Miguel), one table saw, four destopedeiras (two of which were brought from Sao Miguel), one planer, one portable saw (indespam) leased from another entity, a loader to transport logs from the port to the saws located within the Facility, a forklift to transport sawn timber and equipment, a 1994 Mercedes truck (previously owned by the Company), various ancillary equipment (carts, rollers, etc.) and the remaining equipment from Sao Miguel not presently being utilized (including carts, band saws and related equipment) which the Company plans to use in its expansion.

    It is estimated that the Facility has a current daily cutting capacity of about 50 m3 per day. During the first month of operation (from June 8, 1998 to July 7, 1998), production was limited to about 10 m3 per day due in large part to resolving various operational bottlenecks and improving the layout and quality of the facility. During the second month of operation, daily production increased to about 25 m3 per day. The Company projects that average daily production will increase to at least 40 m3 per day during September, 1998. Further increases are anticipated.

    All of this revenue has been reinvested in improvements to the mill and infrastructure on the property. The Company's subsidiary, Terra, currently employs approximately 90 persons to operate the mill and conduct the activities contemplated under the agreements pertaining to these concessions. Potential markets for the lumber include the Far East, Brazil, Europe and the United States.

    The description of the Company's proposed activities relating to the Brazilian Timber Properties which follows summarizes and updates the activities more particularly described in the 1997 Business Plan which was appended to the Company's Registration Statement on Form 10.

    Terranorte Concessions. On May 30, 1997, the Company's subsidiary, Equatorial, entered into an Agreement to Harvest Timber and Develop Timber Properties with Terranorte S.A. (the "Terranorte Agreement"). Under the terms of the original agreement, Terranorte granted to Equatorial the exclusive right to either harvest the timber or to purchase certain species of logs extracted by Terranorte which are located on approximately 20,000 hectares of timber property located near the town of Moju, Para, Brazil. In May 1997, Equatorial Resources began harvesting operations employing its own crews and purchasing harvested logs from Terranorte.

    Terranorte and Equatorial have subsequently amended the Terranorte Agreement to include the rights to harvest up to an additional 390,000 hectares of timber properties located in the vicinity of the Terranorte property.

    Timberlands. On April 22, 1998, the Company entered into an agreement with Roy Skluth/Ralph Financial ("Skluth") to acquire title to land, containing approximately 292,598 hectares, which consists of one large tract in the state of Amazonas and several smaller tracts in the state of Para. The Company acquired title to the property for the issuance of 5,000,000 shares of the Company's common stock. The shares were valued at $3,984,375 which represents the fair market value of the stock at date of issuance. The shares were issued as escrow shares contingent upon Skluth's completion of certain financial obligations to the Company and the Company's completion of its due diligence as to the proper conveyance of the deeds for the property. Skluth has until October 7, 1998 to complete his financial obligation to the Company and the Company has until October 22, 1998 to complete its due diligence. Also, the Company has the right to cancel the shares and rescind the acquisition any time prior to the completion of its due diligence. Also, if the stockholder does not complete his financial obligation to the Company, then the Company can cancel the shares and the property remains with the Company.

    The Jonasa Concessions. On May 30, 1997, Jonasa Navigation, S.A. ("Jonasa") and Equatorial Resources entered with an agreement to jointly develop various tracts of timber properties comprising up to 276,000 hectares located in the state of Para, Brazil. Under this agreement, Jonasa granted to Equatorial Resources the exclusive right to harvest all of the timber which Jonasa now or hereafter has the right to extract from the properties comprising the Jonasa Concessions. In consideration of this grant, Equatorial Resources agreed to pay to Jonasa fifty percent (50%) of the net proceeds received on the sale of all timber and related products produced and sold pursuant to the agreement. The term "net proceeds" is defined to be the gross sales price received for lumber sold, less the costs of harvesting, reclamation, transportation to the mill, milling expenses, physicalization duties, transportation f.o.b. to the ports of Belem and Breves, and certain operating expenses associated with Equatorial's operations in Brazil. The parties also designated Equatorial as its exclusive export agent for all products produced and sold under the joint venture.

    The United  Nations  Food and  Agricultural  Organization  (F.A.O.),  Simons
Corporation (Canada) and Reid, Collins & Associates, Ltd. (Canada), highly respected forestry experts, have evaluated 24,000 hectares of the Jonasa Concessions and have posited that each hectare will yield approximately 200 cubic meters of raw timber. If these evaluations are accurate with respect to all of the Jonasa Concessions, the total potential asset value of all 276,000 hectares would be approximately 55.2 million cubic meters of raw hardwood timber. Management projects that a lesser amount of cubic meters of timber will be extracted per hectare in order to comply with environmental guidelines being established by the Company.

    In February 1998, a dispute arose between Jonasa and Equatorial concerning the use and operation of the mill which Equatorial was operating in Sao Miguel do Guama, Para, Brazil. As a result, a lawsuit was instituted by Equatorial concerning the respective rights of the parties to certain equipment located at the mill facility under a separate agreement to operate that facility. In March 1998, the parties reached a settlement relating only to the disposition of the equipment at the sawmill and without prejudice to the parties' claims to the balance of the disputes relating to the sawmill.

    It is anticipated that Jonasa will dispute Equatorial's claims to the cutting rights on the Jonasa Concessions under the agreement because of the disputes which arose with respect to the sawmill operations in Sao Miguel do Guama and the agreement relating to that facility. To date, the parties have not conferred in an attempt to reach a mutually agreeable resolution of all disputes which remain, including the continuation of cutting rights to the Jonasa Concessions.

    Production at Tapana Sawmill. On June 8, 1998, Terra commenced operations at the sawmill previously known as "Tropical Woods." As of July 25, 1998, the mill had processed approximately 1,800 cubic meters of logs which resulted in the production of 463 cubic meters of rough sawn timber with a value of approximately USD $200,000. As of the latter date, approximately USD $90,000 in sales have been made and the majority of the balance of the timber so produced has been pre-sold and is awaiting shipment to Spain in mid-August. Production at the mill has steadily increased from about 10 cubic meters a day during the first few weeks of operation to a present production rate of about 25 cubic meters per day, absent problems. Additional increases are planned both short and long term.

    The Tropical Woods Agreement also includes the minimal monthly delivery of at least 2,300 m3 of raw materials for processing. Tropical Woods owns 162,982 hectares of timberland from which the Company is currently receiving its raw inventory.

    The Brazilian Timber Properties are accessible primarily by navigable waterways and raw materials are delivered to the current sawmill operations by discharging the raw materials from the barges carrying these materials from the cutting sites directly to the mill which contains its own port.

Government Regulations in Brazil

    Both the federal government of Brazil and the state governments of Para and Amazonas have adopted laws and standards relating to the harvesting and reclamation of forests. The Company and its subsidiaries, Equatorial and Terra, have familiarized themselves with all of these laws and standards. These laws are extensive and have not all been fully adjudicated by the courts in Brazil. At present, several agencies have interpreted many of these laws in different manners.

    The Company has entered into an agreement with Eco-Rating International, Incorporated ("Eco-Rating"), Zurich, Switzerland, to better assist the Company and its subsidiaries in understanding and complying with such laws and standards. Under the terms of its agreement with the Company, Eco-Rating has agreed to establish an "eco-efficiency model" designed to enable the Company to establish environmental management guidelines for the conduct of activities on its Brazilian Timber Properties consistent with all applicable environmental laws and standards.

Metsa Cooperation Agreement

    On March 3, 1998, the Company entered into a cooperation agreement with Metsa Timber (Helsinki, Finland) covering distribution and management assistance. Metsa has extensive experience in the Northern European white wood business and is part of the Metsaliito Group.. Metsa has commenced an analysis of the ability of the Company's subsidiary, Terra, to sell sawn timber to markets in western Europe and Japan. The agreement also provides for management assistance.


THE NEVADA PROPERTY

    Current  Ownership  Interest.  The Nevada Property  consists of twenty-eight
(28) patented and one hundred-eighteen (118) unpatented claims aggregating approximately 1,800 acres. The Company believes it has an undivided one hundred percent 100%) interest in the Note and Deed of Trust underlying the Nevada Property based upon the agreements described below in greater detail. The primary areas of current development are the Litigation Hill Area and the White Caps Mine Area. Both areas will be discussed in greater detail below. The Company has identified 1,500 tons to be mined by open pit methods at 0.206 ounces per ton of gold of proven and probable reserves in the Litigation Hill area. The Company has sold approximately $40,000 of gold produced from the Nevada Property. The Company has not identified any other reserves at the Nevada properties defined as proven and probable, but believes mineralization exists due to assays, extensive historical gold production and volumes of assays, geological, geophysical and geochemical analyses.

    The Company originally acquired its rights to the Nevada Property pursuant to a mining agreement dated April 4, 1987 (the "Nevada Property Agreement") with Anthony C. Selig and related entities (the "Selig Entities"). On December 9, 1987, the Selig Entities and the Company entered into an amendment to the Nevada Property Agreement reducing both the area of interest and the purchase price of the Nevada Property from Two Million One Hundred Thousand Dollars ($2,100,000) to Six Hundred Thousand Dollars ($600,000) and modifying, amongst other things, the schedule of semiannual payments due from the Company to the Selig Entities in consideration of the purchase of the Nevada Property.

    On March 2, 1989, the Company entered into an agreement entitled "Manhattan Mining Property Agreement" with Argus Resources, Inc., a Nevada corporation, and Argus Mines, Inc., a Nevada corporation (the "Argus Companies"); and the Selig Entities (the "Nevada Mining Agreement"). This agreement was entered into after a dispute had arisen between Argus Resources, Inc., and the Selig Entities under the lease/purchase agreement which had been previously entered into between such parties and which originally formed the basis upon which the Company derived its rights to the Property. This agreement also modified certain terms and conditions contained within the Nevada Property Agreement.

    Under the terms of the Nevada Property Agreement, as amended, the Company was required to pay, and did pay, to the other parties the sum of Twenty-Five Thousand Dollars ($25,000) upon execution of the agreement. The Company also agreed to pay the Argus Companies the additional sum of One Hundred Sixty-Five Thousand Dollars ($165,000) in monthly installments of Seven Thousand Five Hundred Dollars ($7,500) commencing on April 15, 1989, and continuing thereafter until the entire sum was paid in full. The Nevada Property Agreement, as amended, further required the Company to issue 100,000 shares of Common Stock as additional consideration to Argus Resources, Inc. In fact, the Company paid the Argus Companies, Inc., and the Selig Entities all amounts due under the Nevada Property Agreement, as amended, and issued 100,000 shares of Common Stock to Argus Resources, Inc.

    Pursuant to the terms and conditions of the Nevada Property Agreement, as amended, the Argus Companies executed a Corporation Quitclaim Deed conveying a forty percent (40%) undivided interest in the Nevada Property to the Company on March 9, 1989. Concurrently therewith, the Company delivered a Deed of Trust and Assignment of Rents (the "Deed of Trust") to the Selig Entities to further secure the obligations under the Nevada Property Agreement. This Note and Deed of Trust has been paid in full by the Company in March and June, 1997 and was delivered to the Company. Both the Corporation Quitclaim Deed and the Deed of Trust were duly recorded in the office of the county records by and for Nye County, Nevada.

    The Company had previously entered into a Joint Venture Agreement with Marlowe Harvey/Maran Holdings, Inc. ("Marlowe Harvey"); Argus Resources, Inc.; and the Selig Entities respecting the Nevada Property. Under the terms of the Joint Venture Agreement, Marlowe Harvey was entitled to a fifty-one percent (51%) interest in the Nevada Property in consideration of Marlowe Harvey assuming certain obligations, including the purchase of the Deed of Trust from the Selig Entities. The remaining forty-nine percent (49%) interest in the Nevada Property was to be held equally by Argus Resources, Inc., and the Company in consideration of their payment of their pro rata share of all amounts due under the promissory note (the "Nevada Note") secured by the Deed of Trust created by the Nevada Property Agreement, as amended. The failure of either Argus Resources, Inc., or the Company to pay any amounts due under the note during the first year of the joint venture was to be deemed a default requiring the defaulting party to quitclaim its interest in the Nevada Property to the remaining parties. The Argus Companies, Marlowe Harvey and the Company were also responsible for their pro rata share of all property development expenses.

    On October 20, 1995, the Company and Mr. Harvey "as an individual and for Maran Holdings and Argus Resources" executed an agreement (the "Amended Joint Venture Agreement") which purports to amend the June 1993 Joint Venture Agreement. The Amended Joint Venture Agreement obligates Marlowe Harvey to convey to the Company within ten (10) days of the date of execution of such Agreement fifty-two percent (52%) of the outstanding and issued stock in Argus Resources, Inc.("Argus"), in exchange for the payment of One Hundred Forty-Seven Thousand Dollars ($147,000) to be paid in the future from a percentage of Argus' share of the net proceeds realized from the sale of gold production on the Nevada Property. In addition, Marlowe Harvey agreed to convey a one percent (1%) interest in the Nevada Property to the "management" of the Company (Messrs. Michaels and Kramer) in exchange for a "production payment" of Forty-Seven
Thousand Dollars ($47,000) likewise to be paid from future production attributable to Argus Resources, Inc. It was, and is, the intention of the Company's officers to convey their rights under the Amended Joint Venture
Agreement to the Company in exchange for the Company's assumption of such officers' obligations under such Agreement.

    Both the obligations of the Company and its officers under the Amended Joint Venture Agreement were to be secured by the pledge of Common Stock (in the case of the Company, 1,235,429 shares) with "piggyback" registration rights to be granted to Marlowe Harvey in two (2) years in the event $147,000 is not paid from production by that time. If only a portion of the production payment is made by October 20, 1997, the obligation to seek registration was to be ratably reduced. The Company was further required to issue 1,186,981 shares of its Common Stock to Maran Holdings, Inc., an affiliate of Argus, at the time at which it was obligated to issue to Argus the shares to be used as security for the production payment.

    The Amended Joint Venture Agreement also required both the Company and its joint venture partners to each make one-half of the property tax and BLM fee payments and the payments due to the Selig Entities under the Nevada Property Agreement.

    In January 1996, the Company notified Marlowe Harvey that it had been "ready, willing, and able" to convey the Common Stock pursuant to the terms of the Amended Joint Venture Agreement. In addition, the Company made all of the required property tax payments relating to the Nevada Property and the payments due to the Selig Entities in reliance upon the terms of the Amended Joint Venture Agreement. Marlowe Harvey has failed to reimburse the Company for its one-half share of the property tax and BLM fee payments and the payments due to the Selig Entities which were advanced on its behalf by the Company and has failed to make the conveyances required by the terms and conditions of the Amended Joint Venture Agreement. As a result, the Company instituted an action in Nye County, Nevada, on November 4, 1996, originally seeking specific performance and damages against Marlowe Harvey, Maran Holdings Inc., Calais Resources Inc., and Argus Resources, Inc. The Company has recently amended the complaint to seek a judicial determination that the Harvey Entities have forfeited all rights in and to the Joint Venture Agreement and the Nevada Property. This action is described in further detail under the Section of this Report entitled "LEGAL PROCEEDINGS." Depending on the outcome of the action, the Company will either own 100% of the Nevada Property if successful or 50% if it does not prevail. Regardless of the outcome the Company will continue to operate its portion of the Nevada Property.

    In March 1997, the Company entered into a Sale and Purchase Agreement with the Selig Entities. The Selig Entities were the original owners of the patented and unpatented mining claims comprising the Nevada Property, having perfected their rights to ownership pursuant to Federal and local law. Under the terms of this agreement, the Selig Entities agreed to sell to the Company one hundred percent (100%) of their interests in the Nevada Note, the Deed of Trust, and the Nevada Property for the sum of Three Hundred Seventy Five Thousand Dollars ($375,000) payable as follows: One Hundred Thousand Dollars ($100,000) in March 1997 and the balance plus all accrued and unpaid interest (calculated at the rate of 5.25%) on or before February 6, 1999. The Company in fact paid the first installment of One Hundred Thousand Dollars ($100,000) in March 1997 and prepaid the remaining balance in June 1997. As a result, all obligations to the Selig Entities have been fulfilled by the Company and the original note and deed of trust have been delivered by the Selig Entities to the Company. The agreement also acknowledges that the Company is the only person or entity legally entitled to conduct mineral operations on the Nevada Property. The Company is also required to pay all U.S. Bureau of Land Management annual maintenance fees associated with the claims comprising the Nevada Property. Such fees have been paid by the Company through August 1999.

    The Company entered into a Subscription Agreement with Silenus Limited on April 14, 1997 (the "Subscription Agreement"). The Subscription Agreement required the Company to grant to Silenus Limited a $2,000,000 deed of trust encompassing the Nevada Property until the Debentures issued to Silenus are converted, redeemed or paid in full. The Company has neither delivered nor recorded this deed.

    The Company entered into an agreement with Royal Gold, Inc. ("Royal Gold") on December 17, 1997 whereby Royal Gold agreed to undertake a three-year exploration program at the Company's Nevada Property. Royal Gold is required to pay all underlying property maintenance fees and expend $100,000 annually in exploration during the term of the agreement. At its option, Royal Gold can extend the agreement year-to-year after the initial period and can purchase the Company's interest in the Nevada properties for a cash price of $5,000,000. The Company retains a 4% net smelter return royalty and its right to continue development of the underground areas. Royal Gold elected not to pay the August 1998 required maintenance fees and, therefore, the status of the agreement is uncertain.

    Property Description. The Nevada Property is located in an historic mining district which has experienced mining operations from 1866 to the present with the major activity in the late 1860s, between 1906 and 1921, and from 1960 to the present. Placer and lode mining took place principally in the Reliance Mine, the White Caps Mine, the Union Amalgamated Mine, the Manhattan Consolidated Mine, the Earle Mine, the Big Four Mine, and the April Fool Mine.

    The Nevada Property lies in several shallow gullies in a general area which is located between 7,500 to 7,800 feet in elevation. Mineralization of the Nevada Property appears to be structurally controlled by a series of parallel east-northeast trending faults dipping from 50 to 75 degrees southwest and with some cross or perpendicular faults. The Nevada Property consists of two distinct areas which require different mining and production techniques. Gold mineralization in the vicinity of "Litigation Hill" is near the surface and much less expensive to mine. The lower grade mineralization can be "leached" while higher grades must be milled. Gold mineralization located in the White Caps Mine has revealed two delineated mineralized areas below the 600-foot level and a deeper exploration target requiring substantially higher costs for extraction as compared to "Litigation Hill." "Dewatering" the mine and driving a decline to the 800-foot level could become quite costly. Additionally, any ore obtained from the White Caps Mine may be required to be processed using autoclave technology or other proven methods in order to comply with environmental regulations due to the mineralization's high content of antimony, mercury, arsenic, and sulphur; nevertheless, the Company believes that the deep mineralized area located within the White Caps Mine may have sufficient potential to justify the large development program. Both the "Litigation Hill" and White Caps Mine areas of the Property will be discussed below.

    The White Caps Mine is located in the Manhattan Mining District. Production of gold began in 1911 and remained in production until 1935 when the vein was lost and the lower levels of the mine encountered water. A total of 120,000 ounces of gold were produced during that period. The mine was closed in 1942 by government order relating to all "mining activities nonessential to the [World War II] effort."

    The mine was found to be flooded from its deepest point at the 1,300-foot level to the 450-foot level. Beginning in 1957, a $400,000 program was put in place to "dewater," renovate, and reactivate the mine. Pumping of water began that year and by 1958, the water level was down to the 800-foot level. At that time some exploration resumed at the upper levels of the mine. At the 300-foot level, antimony-mercury mineralization grading 60 percent and 8 percent, respectively, was discovered.

    An extensive antimony deposit (also containing gold and mercury values) was located near the 500-foot level and plans were made to begin mining activities after the renovation of the mine was completed. While continuing to explore for gold mineralization on the lower levels of the mine, the owners leased out the right to mine antimony-gold-mercury mineralization above the 600-foot levels in 1962 and production thereafter began.

    A diamond drilling program in 1962 relocated the gold-bearing vein which had been lost in 1935 when it faulted out at the 600-foot level. Drilling of the formation began at the head of the winze (i.e. incline shaft) and continued down to the 1,200-foot level. Eight regularly-spaced holes of approximately 100 feet in length were drilled. These holes revealed a gold mineralized area 65 feet wide with values ranging as high as 7.7 ounces per ton and averages over .8 ounces per ton. This mineralization is found in the foot wall of the old winze.

    The next phase of the 1962 drilling program consisted of diamond drilling a "hole" starting at the 1,200-foot level. Six holes of approximately 100 feet in length each were drilled and revealed gold values averaging over 3 ounces per ton with a high of 6 ounces per ton. This drilling program blocked out gold mineralization of over 14,000 ounces of gold according to a 1964 report published by the California Mining Journal. The program also indicated that a mineralized area containing several hundred thousand ounces of gold is present in the relocated vein which runs from the 600-foot level down to the 800-foot level and from the 1,200-foot level down to at least the 1,300-foot level.

    Before production could begin, a fire was accidentally started by a pumping subcontractor at the 300-foot level. The ore bins, shaft and head frame were destroyed and the mine was closed in 1964. The low price of gold (then $35 per ounce), high costs to rebuild the damaged mine, and the lack of funds caused the White Caps Mine to close in 1964, and it has remained closed since that time. The Company's plans include reentering this mine and resuming gold exploration and production.

    By contrast, "Litigation Hill" was the site of both Earle and Consolidated Mines, all early producers of high-grade areas until the veins ran out. Recent geomagnetic activity and a drilling program have located several small commercial-sized deposits of medium-grade gold mineralization which can be either milled or heap leached.

    The Company has conducted a geophysics and geochemical survey of "Litigation Hill." A Schlumberger resistivity survey indicated gold mineralization down to a depth of 1,000 feet (the limit of the instrument's sensitivity). Bulk sampling conducted by Nevada Gold Fields and the Placer Management Group of the mine dumps remaining at these mines indicated an overall average grade of .206 ounces of gold per ton.

    The 1987 exploration of underground workings on "Litigation Hill" showed that the Earle Mine had experienced massive cave-ins. Two samples were taken from channel cuts. These samples, which were performed by Nevada Gold Fields and the Placer Management Group, indicated values of .120 ounces of gold per ton. The Bath Mine was accessible through a stope which leads directly to the main haulage decline. Channel cut samples were taken on pillars left in previously-worked stopes. Values varied from .64 to 1.288 ounces of gold per ton.

    The Company initiated a rotary drilling program in 1988. Holes drilled pursuant to the program varied in depth from 200 feet to 525 feet. Gold values located in the carbonates at a depth of 70 feet indicate that open pit mining is suitable for the lower grade present.

    The Company commenced an exploration program during the years 1989 and 1990. This program consisted of two parts: conducting a magnetic survey of the property and drilling 25 reverse circulation drill-angle holes varying in depth from 50 to 150 feet. The magnetic survey identified the areas around "Litigation Hill" and the White Caps Mine as strong targets for further exploration. The drilling program located several areas of gold mineralization.

    In September 1993, the then joint venture partners began a decline (i.e. tunnel) in order to intercept a drill hole which had been drilled by Freeport Mining Company in 1983. The drill hole revealed that from 465 feet to 505 feet below the surface, an average gold grade of .886 ounces of gold per ton over 40 feet existed. The decline was completed during the Spring of 1994 and drill stations were prepared. Exploration and drilling activities commenced and were ongoing until October, 1997. The decline is approximately nine feet by nine feet and runs at an approximate twelve-degree grade. At the 500-foot level, a turnaround or transfer bay has been added to enable the operators of the mine to successfully remove ore in a cost-effective method.

    The 1993 drilling program also included the mapping and sampling of the old workings of the Consolidated Mine (which was closed in 1939) as well as the drilling and sampling of the decline itself in the immediate potential ore zones contained within the decline.

    The Nevada Business Plan. In July 1995, the Company engaged the services of William R. Wilson, a minerals industry consultant, to prepare a plan to develop the Nevada Property (the "Nevada Business Plan"). According to the Nevada Business Plan, two alternative plans for exploration and development of the Property exist. The first plan would extend the existing decline in the White Caps Mine to the 565-foot level, rehabilitate and mine old workings in the Consolidated Manhattan Mine, drift and mine a new area near the drill hole which was intercepted by the decline formed during the 1993 program, rehabilitate the White Caps Shaft, and mine the 565-foot level, 670-foot level, 800-foot level, 910-foot level, 1,120-foot level, 1,200-foot level, and 1,300-foot level of the White Caps Mine.

    According to the Nevada Business Plan, the major advantage to this alternative would be that access to the lower levels of the White Caps Mine would be considerably improved. It is anticipated that the lower levels may yield higher grades as compared to the yields anticipated at current levels of the mine.

    The second alternative identified in the Nevada Business Plan would extend the decline in the White Caps Mine to the 565-foot level, rehabilitate and mine old workings in the Consolidated Manhattan Mine, drift and mine a new area near the drill hole which was intercepted by the decline formed during the 1993 program, mine the 565-foot level only in the White Caps Mine, and conduct underground sampling in the White Caps Mine in the 670-foot through 1,300-foot levels.

    The Nevada Business Plan identifies the major advantage to this alternative to be significantly reduced capital costs combined with the opportunity to sample underground the White Caps Mine without rehabilitating the White Caps shaft. The disadvantages of this alternative are that mining access to the lower portions of the White Caps Mine may not be completed, and it is still not known whether access can be obtained to each of the levels below the 560-foot level.

    Cash flow analyses pertaining to both alternatives project a positive cash flow for the initial development. Management utilized these analyses in reaching a decision to proceed with the second alternative.

    The cash flow calculations are on a "cash basis," an industry standard in comparing mining operations. The cash basis includes exploration, development, equipment, mining, hauling, processing, and refining costs. Some overhead costs were not included in the cash flow analysis as of the time the analysis was prepared because the Company had not determined what its actual mine-related overhead costs would be. A ten percent allowance for general and administrative expenses was included. Since the Company used a mining contractor, Harrison Western Construction Company, the majority of the mine related overhead is included in the contractor's cost. The costs of the Company's on-site geologist and project manager are included as the 10% general and administrative costs in the cash flow analysis. The following major assumptions were used in the Cash Flow projections:

    o    Gold price of $390.

    o    Mining costs of $43 per ton.

    o    Processing and environmental costs of $15 per ton.

    o    Mining General and Administrative costs of $6 per ton.

    o    Refining charges of $2 per ounce.

    The Nevada Business Plan concludes by recommending the second alternative as the preferable alternative for the Company to follow. In June 1996, the Company initiated the second alternative by contracting with Harrison Western Mining and Construction Company, Lakeland, Colorado, to execute this plan.

    In July 1995, the Company notified Marlowe Harvey and related companies, then the operator of the Nevada Property, that Marlowe Harvey was not in compliance with contractual operations under the Nevada Property Agreement as well as several applicable mining laws and regulations. At that time the Company assumed the position of operator and continues to act in this capacity.

    All permits for this operation have been issued, and the Company is in compliance with all state, federal, and environmental regulations to the best of its knowledge and belief.

    Initially, the Company's operations in Nevada will be heavily dependent upon the mill constructed approximately one mile from the Nevada Property which is currently owned and operated by New Concept Mining, Inc. ("New Concept"). The Company presently intends to use the New Concept mill for milling the ore produced from the Nevada Property and selling gold bullion dore bars or concentrate for sale to third-party buyers. Under the terms of an agreement entered into with the Company, New Concept has agreed to provide the Company with the capacity to initially process between 1,000-1,200 tons of ore per month. New Concept has also agreed to increase processing capacity once the Company's development program expands. The Company also has had preliminary discussions with New Concept to purchase up to one half of the mill. These discussions have not resulted in a binding agreement between the Company and New Concept.

    The Company has also budgeted the sum of One Hundred Thousand Dollars ($100,000) to be spent in the foreseeable future for compliance with applicable environmental laws. However, the Company can provide no assurance that the amount so budgeted for environmental compliance will be consistent with the amounts actually spent for compliance or that the actual amount of such compliance may not be substantially greater than that which has been projected to be spent by the Company pursuant to the budget.

    Over the past four (4) years, the Company has expended approximately $1.8 million dollars on development expenses on or relating to the Nevada Property. These expenses relate primarily to developing the most effective means by which to establish commercial ore bodies and production.

    Currently, there are no ongoing development operations at this property. Management cites a depressed world gold price and better use of available capital, most notably its Brazilian Timber Operations. Future plans include the conclusion of the decline accessing the White Caps Mine and subsequent gold production, assuming commercial gold grades and operations can be established.

    In accordance with SEC Industry Guide 7 and Statement of Financial Accounting Standards No. 121, the Company has provided an impairment against the Nevada properties of $2,894,000. The balance of the capitalized capital costs of the Nevada Property of $2,936,000 represents acquisition costs of $2,525,000 and capital development costs of $411,000. The capitalized development costs, in turn, are limited to the proven/probable reserves contained in the Nevada Property. The proven/probable reserves are based on a revised report prepared by Mr. Wilson in January 1998 (see page 11, this Section). This report used the same information contained in the Nevada Business Plan with adjustments for a $300 gold price and additional drilling on the Nevada Property since the Nevada Business Plan was written in 1995.


THE INDONESIAN CONCESSIONS

    General. In August 1996, the Company entered into an agreement to acquire a fifty-one percent (51%) interest in a gold exploration property comprising 10,000 hectares (25,000 acres) located in East Kalimantan, Indonesia (the "Kalimantan Property"). In January and February, 1997, the Company entered into two (2) additional agreements to acquire an additional six (6) gold mining concessions aggregating over 23,400 hectares (58,500 acres) and ) four (4) coal properties located in Kalimantan, Indonesia, comprising 325,800 hectares (814,500 acres). In January 1997, the Company and Maxwells Energy and Metals Technology Ltd., a Bahamian Company ("Maxwells"), agreed to substitute the original 10,000 hectare property (i.e. the Kalimantan Property) for a 16,000 hectare (40,000 acre) tract (the "Sopang Property") located elsewhere on the island of Kalimantan. In May 1998, for no additional consideration, Singkamas assigned its interests in one additional coal property to the Agreement with Nevada/Kalimantan (see Mecfa Property). Ownership of the Indonesian Concessions will be acquired through the Company's wholly-owned subsidiary formed under the laws of the British Virgin Islands known as Kalimantan Resources, Ltd. ("Kalimantan Resources"). NONE OF THE PROPERTIES IDENTIFIED ABOVE HAVE ANY PROVEN AND RECOVERABLE RESERVES BASED ON GUIDELINES ESTABLISHED UNDER SEC INDUSTRY GUIDE 7.

    Mineralization of the Indonesian islands known as Kalimantan (the Indonesian section of Borneo) and Sumatra occurred as a result of rifting of the earth's crust at the ocean floor. There are approximately fifteen known mineralized "arcs" comprising all of Indonesia. Six (6) of these arcs contain the majority of the gold and copper deposits currently discovered in Indonesia. The Central Kalimantan Arc is the area which has evidenced the majority of recent attention of mineral exploration efforts although significant work is also being undertaken in other areas. Located within the Central Kalimantan Arc is the Kelian Mine which has been operating since 1992 and produces approximately 450,000 ounces of gold per annum from ore grading approximately 1.8 grams per tonne of gold. Over seventy (70) tonnes of gold has been produced to date. Based upon current estimated reserves, the mine is scheduled to operate until 2003. Further south is the Mt. Muro Mine. Production for 1996 at this mine was 187,000 ounces of gold. At present, it is impossible to predict whether the Indonesian Concessions possess any recoverable reserves of gold ore or whether the yields noted in the above-described mines will be indicative of the yields to be established on the Indonesian Concessions.

    Three (3) agreements cover the various concessions which the Company and Kalimantan Resources have acquired: (i) the Principles of Agreement by and between the Company and Maxwells, as amended; (ii) the Acquisition Agreement dated January 26,1997 by and between Kalimantan Resources and Singkamas Agung Ltd.; and (iii) the Acquisition Agreement dated February 18, 1997, by and between Kalimantan Resources and Kalimas Jaya Ltd.

    Current political and economic conditions in Indonesia have curtailed the Company's activities in the region over the past year. This may have an impact on the viability of the Company's projects in the region. The Company recently commenced additional activities related to one of its coal properties (see "Mecfa Property" more particularly described hereafter) by organizing available data and making that data available to one or more potential joint venture partners in a series of discussions and meetings in both the Company's corporate offices in California and Singapore, as well as follow-up meetings in Jakarta, Indonesia for the purpose of reviewing available geological, permit and title data. These current activities are for the purpose of establishing exploration programs and, subsequently, the potential for commercial viability through a joint venture with a partner/operator.

    In accordance with SEC Industry Guide 7 and Statement of Financial Accounting Standards No. 121, the Company has provided an impairment against the Indonesian properties of $227,000 as of May 31, 1997. This represents the exploration expenditures as of December 31, 1996 as the properties do not contain any proven or probable reserves. In addition, for the year ended May 31, 1998, the Company has taken a write-down for the Sopang Gold Concession acquisition cost of $1,200,000.

    The Sopang Property. The Company acquired its interest in the Sopang Property pursuant to a document entitled "Principles of Agreement" dated August 19, 1996 ("POA"). The parties to the POA are Maxwells and the Company. The Company and Maxwells originally agreed to conduct exploration activities on a 10,000 hectare tract, but pursuant to an addendum to the POA, substituted the 16,000 hectare Sopang Property.

    In exchange for a fifty-one percent (51%) interest in the concession relating to the Sopang Property, the Company agreed to convey to Maxwells Four Hundred Thousand (400,000) shares of its Common Stock. In addition, the Company must issue an additional Four Million (4,000,000) shares of its Common Stock to Maxwells should an investment banker confirm by independent appraisal that the Sopang Property is valued to be at least Twelve Million Dollars ($12,000,000 U.S.) and/or such investment banker provides financing to the Company based upon an evaluation of at least Twelve Million Dollars ($12,000,000 U.S.) or upon the appreciation of the Common Stock in an aggregate amount exceeding Twelve Million Dollars ($12,000,000) within ninety (90) days of an announcement by the Company of its acquisition of the Indonesian Property. A provision of the POA allows Maxwells to obtain a "nondilutive" percentage ownership in the Common Stock to be issued under the POA should the Sopang Property produce at least 2,000,000 ounces of gold.

    While the Company was entitled to defer exploration activities for six (6) months, exploration activities commenced but are currently not ongoing on the Sopang Property.

    Under the POA, the Company is responsible for one hundred percent (100%) of all exploration and operating expenses relating to the Sopang Property.

    Maxwells has agreed to provide a voting trust in favor of existing management. Maxwells is not, however, required to vote its shares with existing management in connection with the registration of Common Stock issued or to be issued to Maxwells.

    The Company has undertaken efforts to confirm the chain of title which it believes to exist with respect to the Sopang Property.

    West Kalimantan Gold Project. On January 26, 1997, the Company's wholly-owned subsidiary, Kalimantan Resources, entered into an Acquisition Agreement with Singkamas Agung Ltd., a Bahamian corporation ("Singkamas"), relating to one (1) gold mining concession and three (3) coal mining concessions located in Kalimantan, Indonesia (the "Acquisition Agreement"). Singkamas is an affiliate of Maxwells and is owned and controlled by the same persons who own and control Maxwells.

    The gold mining concession subject to the Acquisition Agreement relates to a 62-hectare (155-acre) tract located in West Kalimantan and is known as the "Silobat Property" (which has been expanded to 2,000 hectares). Currently, PT Kajiwahida Mandiri, an Indonesian limited liability company ("PT Kajiwahida"), holds a Kuasa Pertambangan Eksploitasi license ("KPE") and a Kuasa Pertambangan Pengangkutan and Penjualan license ("KPPE") issued by the Indonesian Directorate General of General Mining and the Ministry of Mines and Energy on October 7, 1996. On December 21, 1996, PT Kajiwahida entered into a Mining Authorization Transfer Agreement with PT Duta Sena Rahayu, an Indonesian limited liability company ("PT Duta"), whereby PT Kajiwahida agreed to transfer its KPE and KPPE licenses to PT Duta in exchange for $5,000,000 payable as follows: $100,000 at the time of execution of the Acquisition Agreement; four consecutive installment payments of $100,000 each on the fourth days of February, March, April and May 1997; and a final payment of $4,500,000 at such time as official test results from exploration activities demonstrate the existence of at least 2,000,000 ounces of gold reserves. Should exploration activities reveal gold reserves of less than 2,000,000 ounces, the final payment is to be adjusted in relation to the amount of gold reserves so established. In addition, PT Kajiwahida was obligated to seek the appropriate governmental authority to expand its licenses to include a 2,000-hectare tract contiguous to the 62-hectare tract currently comprising the Silobat Property.

    On December 21, 1996, the shareholders of PT Duta and Kalimantan Resources entered into a Cooperation Agreement whereby in exchange for assuming the financial responsibilities under the Transfer Agreement, the shareholders of PT Duta agreed to hold the shares of such limited liability company for the benefit of Kalimantan Resources. On the same date, Kalimantan Resources entered into a Participation Agreement with Singkamas whereby Kalimantan Resources agreed to grant to Singkamas a net profits interest derived from the exploitation of the Silobat Property.

    The Acquisition Agreement with Singkamas requires Kalimantan to secure the issuance by the Company of Four Million (4,000,000) shares of Common Stock as follows: Two Hundred Thousand (200,000) upon execution of the Acquisition Agreement and the balance to be issued upon verification by an independent evaluation that the value of the Silobat Property and the three (3) Indonesian Coal Concessions equal or exceed Forty Million Dollars ($40,000,000). In the case of the initial issuance of shares and twenty-five percent (25%) of the balance of the shares of Common Stock to be issued, Singkamas is entitled to "piggyback" registration rights. The Company has issued Two Hundred Thousand (200,000) shares of its Common Stock to Singkamas as of the date of this Annual Report.

    To date, no funds have been transferred by Kalimantan to PT Kajiwahida or any other party. However, Kalimantan Resources has been given authority to conduct trenching and pitting and has conducted preliminary mapping, sampling and trench hole pitting under the supervision of Behre Dolbear & Co. for the purpose of evaluating the Silobat Property. Under the supervision of Behre Dolbear, three separate sampling programs were conducted at the Silobat Property. Based on that work which indicates the presence of anomalous gold values in four sampling pits, the Company intends to initiate a core drilling program at the Silobat Property, but as of May 31, 1998, the Company has not initiated the drilling or development activities. Recent political and economic conditions in the region have impacted the Company's plans to commence these activities.

    The Company (through its association with Singkamas) is currently in negotiations with PT Kajiwahida to amend the terms of the Acquisition Agreement to reflect the accord reached by the parties to enable Kalimantan to conduct further exploration activities on the Silobat Property and to forego any payments due under the Acquisition Agreement until such time as conditions improve.

    The Silobat Property forms part of what was known as the Chinese District of Western Borneo and has been the location of substantial exploitation by the Chinese since the 1880s. In the 1960s, a Dutch company was granted a concession to conduct mining operations on the Silobat Property, but such property was abandoned shortly thereafter because of political unrest, sabotage and lack of funding.

    The property is located 1 degree 1 minute north longitude and 109 degrees 12 minutes east latitude in the subdistrict of Sambas, Kalimantan Barat. The topography of the property is characterized by swampy lowlands with isolated hilly outcrops covered mainly with revegetation and local rubber plantations.
The geology is characterized by green-black mudstone, fine silt stone, quartz-feldspar porphyry and quartz diorite rock types.

    In 1977, 21 rock chip and 7 stream sediment samples were submitted for analysis to the Superintendent Laboratories in Jakarta. Only small traces of gold were detected in all rock samples submitted while stream sediment samples yielded values of .5 to 1.05 ppm in four of the seven samples.

    Recent political and economic conditions in the region have impacted the Company's plans with respect to some of these activities.

    Munung (Monroe) Property. The Company's wholly-owned subsidiary, Kalimantan Resources, entered into an Acquisition Agreement for Gold and Coal Concessions February 18, 1997, with Kalimas Jaya Ltd., a Bahamian corporation ("Kalimas"), relating to five (5) gold mining concessions and one (1) coal mining concession (the "Kalimas Acquisition Agreement"). Kalimas is also an affiliate of Maxwells and is owned and controlled by the same persons who own and control Maxwells. Kalimas acquired its rights to the concession relating to the Monroe Property pursuant to a Development Agreement dated February 14, 1997, by and between PT Muara Mayang Coal Utama ("PT Muara") and Kalimas. Under the Development Agreement, Kalimas obtained the right to acquire an 80% interest in a Kuasa Pertambangan Penyelidikan ("KP") issued to PT Muara for the sum of $1,000,000 payable as follows: $150,000 upon execution of the Development Agreement and verification by Kalimas that PT Muara possesses marketable title to the concession without encumbrances and $850,000 upon commencement of production and generation of net profits.

    The Monroe Property comprises 6,096 hectares and is located in Central Kalimantan, Indonesia. It is located in the same general area of the Kelian gold mining concession which has produced over 450,000 per annum ounces of gold since 1992.

    The existing KP issued on the Monroe Property allows PT Muara to conduct a general survey and perform exploration activities for gold and other precious metals. The Development Agreement requires PT Muara to use its "expert abilities and efforts" to obtain additional licenses for the exploitation, production and refining, and transportation and sale of all minerals obtained from the Monroe Property.

    The Kalimas Acquisition Agreement requires Kalimas to convey a 51% interest in all current and future licenses which it acquires with respect to the Monroe Property.

    To date, no sums have been paid by Kalimas or Kalimantan Resources to PT Muara nor has any exploration work been performed on the Monroe Property. Kalimantan Resources currently intends to complete title work prior to engaging in any exploration activities.

    Recent political and economic conditions in the region have impacted the Company's plans to commence these activities.

    Telen (Tomak) Property. The second gold concession in which Kalimantan Resources received rights under the Kalimas Acquisition Agreement is known as the Telen or Tomak Property. This property comprises 687 hectares and is located in East Kalimantan, Indonesia. Kalimas acquired its rights to the property pursuant to a Development Agreement dated February 14, 1997, which it entered into with PT Walea Bahimas, an Indonesian limited liability company. PT Walea Bahimas currently holds a KP for general survey and exploration on the property. Kalimas is required to pay a purchase price of $1,000,000 to acquire an 80% interest in the current KP. The Development Agreement contains provisions similar to those contained within the Development Agreement relating to the Monroe Property with respect to payment terms. Moreover, PT Walea Bahimas will only be entitled to receive the final $850,000 payment upon commencement of commercial production and obtaining licenses for exploration and exploitation, production and refining, and transportation and sale.

    Kalimas was obligated to commence exploration in or before April 1997 or at such other time as agreed upon by the parties. In addition to being required to dig test pits as part of the exploration program, Kalimas has agreed to: conduct shallow drilling to a depth of approximately 60 meters during the first 90-day period, conduct deep drilling to a depth of at least 200 meters during the second 90-day period, and securing a commitment of at least $300,000 during the first three (3) years of exploration activities.

    The Kalimas Acquisition Agreement requires Kalimas to convey a 51% interest in all current and future licenses which it acquires with respect to the Tomak Property. In addition, Kalimas and the Company have agreed that Kalimas will be entitled to receive a number of shares of Common Stock the amount of which was to be determined no later than July 1997. The Kalimas Acquisition Agreement further provides that the value of the Common Stock is to be determined at $10 per share, which was the approximate value as of January 26, 1997.

    To date, no sums have been paid by Kalimas or Kalimantan Resources to PT Walea Balimas nor has any exploration work been performed on the Tomak Property. Kalimantan Resources currently intends to complete title work prior to engaging in any exploration activities.

    Recent political and economic conditions in the region have impacted the Company's plans to commence these activities.

    Long Beleh (La Bella) Property. The La Bella Property represents the third gold concession in which Kalimantan Resources acquired rights pursuant to the Kalimas Acquisition Agreement. This property currently comprises 4,637 hectares and is located in East Kalimantan, Indonesia. Kalimas acquired its rights in and to a KP for general survey and exploration pursuant to a Development Agreement dated February 14, 1997, with PT Muara Koman Mas ("PT Muara Koman"). The terms and conditions for the acquisition of an eighty percent (80%) interest in the current license and all future licenses held or to be held by PT Muara Koman are identical to the terms and conditions described above and relating to the Tomak Property. The obligations of Kalimas under the Kalimas Acquisition Agreement are identical to the obligations which it possesses with respect to the Tomak Property.

    To date, no sums have been paid by either Kalimas or Kalimantan Resources to PT Muara Koman nor has any exploration been performed on the La Bella Property. Kalimantan Resources currently intends to complete title work prior to engaging in any exploration activities.

    Recent political and economic conditions in the region have impacted the Company's plans to commence these activities.

    Sengingi Property. The Sengingi Property is the fourth gold concession in which Kalimantan Resources acquired rights pursuant to the Kalimas Acquisition Agreement. Unlike the previous gold concessions mentioned in this Section of the Annual Report, the Sengingi Property is a 4,000-hectare (10,000-acre) tract which is located on the island of Sumatra in the province of Riau, Indonesia. Kalimas acquired the right to obtain an eighty percent (80%) interest in a KP for exploration and a KPE for exploitation with respect to 3,000 hectares of this property from PT Aksara Mina Artha ("PT Aksara") pursuant to a Development Agreement dated February 14, 1997. Under the terms of its agreement with PT Aksara, Kalimas is obligated to pay PT Aksara $1,000,000 to be paid from production derived from the property. In all other material respects, the terms and conditions of the Development Agreement between Kalimas and PT Aksara and the terms and conditions of the Kalimas Acquisition Agreement between Kalimas and Kalimantan Resources are identical to the terms and conditions described above with respect to the other gold concessions subject to the Kalimas Acquisition Agreement.

    Recent political and economic conditions in the region have impacted the Company's plans to commence these activities.

    Kuantan Property. The last gold concession subject to the Kalimas Acquisition Agreement is known as the Kuantan Property. The Kuantan Property is also located in Riau Province, Sumatra, Indonesia, and comprises 8,000 hectares. Kalimas derives its rights pursuant to a Development Agreement dated February 14, 1997, between it and PT Aksara Tama Pramita ("PT Aksara Tama"). PT Aksara Tama currently holds a KP for general survey and exploration. The general terms and conditions upon which Kalimas is to acquire an eighty percent (80%) interest in all current and future licenses on the Kuantan Property are similar to the terms and conditions upon which all other licenses subject to the Kalimas Acquisition Agreement have been acquired. The purchase price which Kalimas will be required to pay for the Kuantan Property is $1,000,000 payable as follows:
$250,000 upon execution of the Development Agreement and verification by Kalimas that PT Aksara Tama possesses marketable title to the concession without encumbrances, and $750,000 to be paid upon commencement of production and generation of net profits.

    Recent political and economic conditions in the region have impacted the Company's plans to commence these activities.

    Indonesian Coal Concessions. As previously mentioned, Kalimantan Resources and Singkamas entered into an Acquisition Agreement on January 26, 1997. In addition to acquiring rights to the Silobat Property, Kalimantan Resources obtained rights to three coal mining concessions aggregating over 286,000 hectares. Singkamas acquired its rights to these three coal mining concessions pursuant to Development agreements entered into with the PT Andhika Group of Companies, three Indonesian limited liability brother-sister companies (collectively referred to as "PT Andhika"). Under the terms of these Development Agreements, Singkamas received the right to acquire seventy-seven and one-half percent (77.5%) interest in the three contracts of work ("COWs") currently held by PT Andhika.

    Under the terms of the Acquisition Agreement between Singkamas and Kalimantan Resources, Singkamas has agreed to assign a fifty-one percent (51%) in and to the COWs (as well as a fifty-one percent 51% interest in the Silobat Property) in consideration of the issuance of shares of the Company's Common Stock described elsewhere in this Annual Report in greater detail.

    In March 1997, Kalimantan Resources, engaged an Indonesian exploration crew to travel to the properties and to perform preliminary evaluations of possible coal reserves in place on the three (3) coal concessions located in Indonesia where the Company and Kalimantan Resources have entered into contracts to acquire certain exploration and exploitation rights.

    Mecfa Property. During the Company's past fiscal year and confirmed as recently as May 1998, for no additional consideration, Singkamas assigned its interests in one additional coal property to the Agreement with Nevada/Kalimantan. The Mecfa coal property is comprised of three blocks of land totaling 39,770 hectares, not included in the Company's other coal properties noted above. Contracts of Work ("COW") have been issued for these properties supporting the potential for commercial viability and allowing for further exploration and development to take place. Although the property has an indication of a potential commercial coal resource, guidelines established under SEC Industry Guide 7, do not support the inference of proven/probable reserves. This project is the primary focus of the Company's coal activities in Indonesia and is currently being reviewed by potential joint venture/operators as mentioned above.


Behre Dolbear Agreement

    The Company entered into an agreement with Behre Dolbear & Company, Inc. ("Behre Dolbear"), an internationally recognized mining consulting firm which was established in 1911. Behre Dolbear may be responsible for providing independent technical advisory third-party validation services to the Company as more particularly outlined in the agreement. Under the supervision of Behre Dolbear, three separate sampling programs were conducted at the Silobat Property. Based on that work which indicates the presence of anomalous gold values in four sampling pits, the Company intends to initiate a core drilling program at the Silobat Gold Property in the future.

                                  RISK FACTORS
                                  ------------

    THE PURCHASE OF SHARES OF COMMON STOCK OF THE COMPANY INVOLVES A SUBSTANTIAL DEGREE OF RISK AND IS SUITABLE ONLY FOR PERSONS OF SUBSTANTIAL MEANS WHO HAVE NO NEED FOR LIQUIDITY IN THEIR INVESTMENT. THIS SECTION OF THE ANNUAL REPORT SETS FORTH THE RISKS AND SPECIAL CONSIDERATIONS WHICH THE COMPANY BELIEVES MAY EXIST CONCERNING AN INVESTMENT IN THE COMMON STOCK. PROSPECTIVE INVESTORS SHOULD RECOGNIZE THAT FACTORS OTHER THAN THOSE SET FORTH BELOW MAY ULTIMATELY AFFECT AN INVESTMENT IN A MANNER AND TO A DEGREE WHICH CANNOT BE FORESEEN AT THIS TIME. ALL PROSPECTIVE INVESTORS ARE URGED TO CONSULT WITH THEIR ADVISORS PRIOR TO MAKING AN INVESTMENT IN COMMON STOCK SO THAT THEY UNDERSTAND FULLY THE NATURE OF THE UNDERTAKING AND THE RISKS WHICH MAY BE INVOLVED PRIOR TO INVESTING. FURTHERMORE, ALL PROSPECTIVE INVESTORS ARE URGED TO REVIEW WITH THEIR COUNSEL, ACCOUNTANTS, AND PROFESSIONAL ADVISORS THE FINANCIAL STATEMENTS ATTACHED TO THE ANNUAL REPORT. ANY DOCUMENTS DESCRIBED IN THIS ANNUAL REPORT WHICH HAVE NOT BEEN ATTACHED AS EXHIBITS MAY BE OBTAINED BY PROSPECTIVE INVESTORS AND/OR THEIR ADVISORS UPON REQUEST FROM THE COMPANY.

    THIS ANNUAL REPORT ALSO CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION THAT ARE BASED UPON MANAGEMENT'S BELIEFS AS WELL AS ON ASSUMPTIONS MADE BY AND UPON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. WHEN USED IN THIS ANNUAL REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK" AND "ESTIMATE" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. HOWEVER, THIS ANNUAL REPORT ALSO CONTAINS OTHER FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING RISK FACTORS, WHICH COULD CAUSE THE COMPANY'S FUTURE RESULTS AND STOCK VALUES TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. MANY OF SUCH FACTORS ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR PREDICT. READERS ARE CAUTIONED NOT TO PUT UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE PUBLICLY ANY AND ALL FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

NO COMMERCIALLY VIABLE ORE DEPOSITS

    Even though the Company has reviewed reports and records of its mineral properties and believes them to have potential, there is no assurance that there are commercially viable ore deposits.

HISTORY OF LOSSES

    Although the Company was formed in 1985 to engage in precious metal mining activities, its net worth is limited. The Company has a stockholders' deficiency of $56,285. As of May 31, 1998, the Company has realized an aggregate net loss (since inception) of $29,238,115. Until the fiscal year ended May 31, 1997, the Company had failed to post revenues from operations. Total revenues for 1997 and 1998 were $287,178 and $557,691 respectively, and additional increases are anticipated. However, prospective Investors should be aware that the Company was a development-stage company that only recently (1997/1998) has begun to report sales. There is no guaranty that the Company's operations will be successful or realize a profit in the future. Moreover, the Company's net worth and the value of its Common Stock will ultimately be dependent upon the overall success of timber operations currently being conducted and to be conducted on the Brazilian Timber Properties, mining operations conducted on the Nevada Property, and the Indonesian Concessions.

    The financial information accompanying this Annual Report reflects the current financial condition of the Company. It should be noted that the Company has not yet reported a profit from operations since its inception to the present. Management projects that the further exploration and development of its properties will result in profitable operations although, for the reasons stated elsewhere in this Annual Report, no guaranty to that effect can be made.

HISTORY OF UNSUCCESSFUL OPERATIONS

    Timber, mining and natural resource operations are speculative by their nature. Management of the Company has in the past selected certain mineral properties which have proven to be uneconomic. There is no assurance that the present gold, coal, and timber properties will prove to be economic or profitable to the Company. Although revenues have commenced and are increasing, if all or most of the properties prove to be uneconomic, the Company may be unable to realize a profit from its operations which may have a profound impact upon the value of the Company and the liquidity of the Common Stock.

PROFITABILITY OF BRAZILIAN TIMBER OPERATIONS

     The Company has expended considerable sums to improve the Tropical Woods sawmill facility located in Belem, Para Brazil. Although revenues have commenced and are increasing, no assurances can be given that the Company's Brazilian timber operations will be profitable.

TITLE PROBLEMS TO BRAZILIAN TIMBER PROPERTIES

     The Company has acquired its rights to the Brazilian Timber Properties pursuant to agreements entered into by and between the Company's subsidiaries, Equatorial Resources, Ltd. ("Equatorial Resources"), Terra Resources Brazil, Ltda. ("Terra") and third parties. The Company also acquired its rights to operate the "Tropical Woods" sawmill facility.

    The Company has performed preliminary title work on the tracts of properties on which current harvesting operations are being conducted. These examinations have been conducted by legal counsel in Belem, Brazil, who are competent to examine title. While Equatorial Resources has commenced timber production from these properties, there can be no assurance that title problems and other claims hostile to the chain of title on which the Company has relied will not arise in the future.

    Before any sums are expended by the Company on timber operations on the other tracts of properties on which it has acquired harvesting rights, the Company intends to employ legal counsel to advise it of the status of title to these concessions.

    In addition to the title problems and environmental problems commonly associated with the development of timber properties in the United States, foreign ownership of timber rights in foreign countries subjects a U.S.-based company to the additional risk of political instability.


RISKS OF FORFEITURE TO BRAZILIAN TIMBER PROPERTIES

    A recent federal law in Brazil grants certain rights to indigenous peoples who invade individually-owned property in various regions of the country. In cases where such invasion has occurred, the federal government has condemned the properties and paid "just compensation" to the owners. Some of the properties in which the Company has acquired rights are subject to this legislation. In the case of its agreement relating to the Jonasa Concessions, any tracts appropriated by the federal government, under this legislation are required to be replaced by Jonasa. In the case of the tracts subject to the Terranorte Agreement, a physical inspection of the tract was made prior to commencement of harvesting operations. The Company and its subsidiaries, Equatorial Resources and Terra, will be subject to the risk of forfeiture of its rights subject to such conditions.

    It should be noted that the Company and  certain of its key  personnel  have limited operating experience in Brazil and in timber operations. Such inexperience could result in unsuccessful operations or unfavorable returns to the Company.

NEVADA PROPERTY

    The Company has acquired its rights to the Nevada Property through a variety of agreements with predecessors-in-interest. The precise nature and amount of interest owned by the Company is now the subject of a lawsuit pending in Nye County and more particularly described in the section of this Annual Report entitled "LEGAL PROCEEDINGS." The Company is seeking to obtain an order from the court declaring that the Company is the owner of the undivided 100% interest in a substantial number of the mining claims comprising the Nevada Property. If the Company is unsuccessful in its request for declaratory relief, title to 50% of the interests in the Nevada Property may be retained by persons or entities other than the Company.

    The Company has executed an agreement encumbering the Nevada Property in the principal amount of Two Million Dollars ($2,000,000) to Silenus Limited pursuant to a privately-negotiated placement of 8% Senior Secured Convertible Debentures described elsewhere in this Annual Report. Until such time as all obligations due under the Debentures issued to Silenus Limited are paid, converted or redeemed, and the encumbrances on the Nevada Property are reconveyed to the Company, one of the primary assets of the Company, namely the Nevada Property, may be subject to the terms and conditions of such instruments. Any default under such agreement which remains uncured would subject the Company to the possible loss of the Nevada Property.

TITLE PROBLEMS ASSOCIATED WITH THE INDONESIAN CONCESSIONS

    Mineral interests in Indonesia are controlled exclusively by the federal government through the Ministry of Mines and Energy. Title to a mineral property in Indonesia is subject to obtaining various forms of licenses for the extraction of commercial quantities of minerals after obtaining property rights from the fee owner. Title is confirmed by the issuance of a government seal affixed to specific property location maps.

    Because direct foreign ownership of mining concessions is difficult, if not prohibited by Indonesian law, the Company and its subsidiary, Kalimantan
Resources, must rely upon its contractual rights under the various agreements into which they and/or their predecessors have entered. These contracts are described in greater detail elsewhere in this Annual Report. Should a dispute arise as to the interpretation or enforcement of such agreements, resort to the Indonesian judicial system will likely be required. It should be noted that since members of the judicial branch are employed by the executive branch of the government, a fair opportunity to assert a foreign company's rights under such agreement may be limited.

    Even if the contractual rights of Kalimantan Resources are clearly delineated in its agreements, the Company's interests in the Indonesian concessions are subject to title failures associated with the entities with whom Kalimantan Resources has contracted. The Company has not currently completed its title investigations with respect to the Indonesian Concessions. However, prior to the time at which any payments will be made to the current holders of the licenses, the Company will have satisfied itself that either it, Kalimantan Resources, or the parties with whom it has contracted (and/or their predecessors in interest) will have good and merchantable title to the particular licenses purported to be owned by such third parties.

    Ownership of licenses to explore for and/or exploit natural resources in foreign countries is also subject to political risks. The United States has important economic, commercial and security interests in Indonesia because of its growing economy and markets and its strategic location in relation to key international straits. The U.S. and Indonesia maintain cordial and cooperative relations, although the two countries are not bound by formal security treaties.

    Indonesia is a republic based upon its 1945 constitution providing for a limited separation of executive, legislative and judicial power. The president, elected to a five-year term, is the overwhelmingly dominant government and political figure. The president appoints the cabinet, currently composed of four coordinating ministers (in the fields of political and security affairs, economic and financial affairs, people's welfare and industrial and trade affairs), thirteen state ministers, twenty-four ministers and three high officials with the status of state ministers. Moreover, judges are employees of the executive branch.

    Unlike Western democratic systems, the legislative branch meets only once during its five-year term, to formulate the overall principles and aims of the government and to elect the president and vice president. Representative bodies at all levels in Indonesia eschew voting, preferring to arrive at decisions through "consultation and consensus."

    Because of the presence of a strong executive branch, some foreign companies have been forced to accede to government demands to revise licenses to include the participation of Indonesian-owned companies, larger foreign companies and, in some instances, the Indonesian government. The inability of a foreign company to effectively enforce its rights in licenses issued by the Indonesian government through the judicial branch of government represents a risk of doing business in a developing country as compared to the United States.

    Recent political and economic conditions in the region have restricted the commencement of exploration and development activities in some of the Indonesian projects.

GOVERNMENTAL REGULATION

    Mining operations on the Nevada Property are and will be subject to substantial federal, state and local regulation concerning mine safety and environmental protection. Some of the laws and regulations which will pertain to mining operations include maintenance of air and water quality standards; the protection of threatened, endangered and other species of wildlife and vegetation; the preservation of certain cultural resources and the reclamation of exploration, mining and processing sites. These laws are continually changing and, as a general matter, are becoming more restrictive. The location of the Nevada Property is found in an area which strongly encourages mining operation. However, the Company's inability to comply with such federal, state or local ordinances and regulations on an ongoing basis may cause significant delays in the permitting process or in the operations anticipated to be conducted on the Nevada Property. In addition, delays in such compliance could result in unexpected and substantial capital expenditures. Although no such problems or delays are anticipated, no assurances can be given that the Company will be able to comply with all applicable law and regulations and maintain all necessary permits, licenses and approvals or, in the alternative, that compliance and/or permitting will be obtained without substantial delays and/or expenses.

    With regard to the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection ("NDEP"), the Company has received authorization to proceed with its currently planned mining operations on the Nevada Property pursuant to the applicable statutes and regulations relating to a small mining operation. In the event, however, the Company's operations exceed the designated limits for a limited mining operation, a full reclamation plan will need to be prepared, submitted and approved by NDEP. The Company is currently preparing such a reclamation plan. While the Company believes that it will be able to obtain such approval, there is no guarantee that the required approval will in fact be obtained by the Company.

    A change in the nature or magnitude of the Company's presently anticipated operations on the Nevada Property may trigger the need to obtain additional NDEP and other federal, state or local governmental approvals, licenses or permits. For example, water processing discharge needs may trigger the requirement that the Company obtain a water pollution control permit. The Company is currently preparing for submission of an application for a water pollution control permit. Other significant permits, required by a change in operations on the Nevada Property, might include an NDEP permit, air quality permit, waste management permit, archeological clearance and wildlife permit. There is no guaranty that the Company will be able to obtain any or all of the required federal, state or local permits that might be required to expand its operations on the Nevada Property.

    Even if the Company does not change its currently planned operations on the Nevada Property, the Company is nevertheless vulnerable to the various federal, state and local laws and regulations governing regulations and protection of the environment, occupational health, labor standards and other matters. The reason for this is that these laws are continually changing, and as a general matter, are becoming more restrictive.

    To comply with these federal, state and local laws, the Company may in the future be required to make capital and operating expenditures on environmental projects both with respect to maintaining currently planned operations and the initiation of new operations. Such projects may include, for example, air and water pollution control equipment; treatment, storage and disposal facilities for solid and hazardous waste; remedial actions required for the containment of tailings pond seepage; continuous testing programs; data collection and analysis land reclamation (specifically including existing mine and processing waste on the Nevada Property); landscaping and construction projects. There is no guaranty that the Company will technically or financially be able to comply with any or all of these potential requirements.

ENVIRONMENTAL REGULATION AND LIABILITY

    United States: The Company's proposed mineral operations on the Nevada Property are and will be subject to environmental regulation by federal, state and local authorities. Under applicable federal and state law, the Company may become jointly and severally liable with all prior property owners for the treatment, cleanup, remediation and/or removal of substances discovered at the Property which are deemed by federal and/or state law to be toxic or hazardous ("Hazardous Substances"). Liability may be imposed among other things for the improper release, discharge, storage, use, disposal or transportation of Hazardous Substances only in the areas which the Company disturbs.

    Applicable law imposes strict joint and several liability on, among others, "owners" and "operators" of properties contaminated with Hazardous Substances. Such liability may result in any and all "owners", "operators" and "transporters" of contaminated property being required to bear the entire cost of remediation. The Company may utilize substances which have been deemed by applicable law to be Hazardous Substances. The potential liability of the Company under such laws will be derived from the Company's classification as both an "owner" and "operator" of a contaminated property. While the Company intends to employ all reasonably practicable safeguards to prevent any liability under applicable laws relating to Hazardous Substances, mineral exploration by its very nature will subject the Company to substantial risk that remediation may be required. If the cleanup or remediation of hazardous substances is required on the Nevada Property, substantial delays could occur in the permitting process and/or in the further extraction of gold and other precious minerals on the Nevada Property.

    Brazil: Both the federal government of Brazil and the state governments of Para and Amazonas have adopted laws and standards relating to the harvesting and reclamation of forest. These laws have not been completely adjudicated through the courts in Brazil. As a consequence, many government agencies have interpreted these laws and regulations in inconsistent manners, thereby contributing to uncertainty as to the Company's compliance with these standards. Failure to comply with these standards results in varying levels of sanctions, including the cessation of further activities. As discussed elsewhere, the Company intends to conduct its operations to meet or exceed these standards. Consequently, costs of operations will be higher.

    Indonesia: The Indonesian Concessions may also be subject to federal and provincial environmental laws in place or being contemplated by those governmental entities. Mining in certain locations in Indonesia may be restricted because of difficulties associated with mine reclamation, water quality, air quality, endangered species or local cultural conditions similar to those restrictions of other international mining operations in Indonesia.

LIQUIDITY OF COMMON STOCK; CAPITALIZATION

    The Company's Common Stock is currently traded on the NASDAQ Electronic Bulletin Board. Over the past six (6) months ending August 31, 1998, the average monthly trading volume has been approximately 5,500,000 shares (see "Market for Common Equity"). In addition, the number of outstanding shares of the Company's common stock has increased from 12,215,415 shares as of May 31, 1997 to 26,492,543 shares as of May 31, 1998. The result of this increase in capitalization results in greater difficulty for shareholders in the Company to realize a return of their investment based upon price-earning ratios. Trading volumes on the Electronic Bulletin Board have been limited and there is no assurance that the Electronic Bulletin Board will provide an effective market for a prospective investor to sell his or her shares of Common Stock.

CLASSIFICATION OF SECURITIES

    Currently, the Company's stock is considered to be "penny stock" pursuant to
Section 3(a)(51)(A) of the Securities Exchange Act of 1934. This designation has resulted from various factors including a lack of performance by the Company and increased capitalization. In the event the price of the Company's Common Stock remains below $5.00 per share, the Company will continue to be subject to the increased disclosure requirements associated with the issuers of "penny stock". In addition to increased disclosure requirements, such situation may also result in either a decrease in the liquidity of the stock or a total disappearance of a market for the Common Stock. In either instance the difficulty associated with disposition of the shares may increase.

DEPENDENCE UPON MANAGEMENT

    The business of the Company is and will be greatly dependent upon the active participation of Christopher D. Michaels and Jeffery S. Kramer. The Company also anticipates that it will be dependent upon the active participation of other key personnel and/or consultants in the future. The Company presently has employment agreements with both Mr. Michaels and Mr. Kramer and has entered into agreements with key consultants; nevertheless, the loss of the services of Mr. Michaels, Mr. Kramer and/or other key personnel (including such consultants) regardless of reason could adversely affect the Company and the Company's business. The Company does not maintain any life insurance policies enabling it to receive benefits in the case of either Mr. Michaels' or Mr. Kramer's death. In addition, Messrs. Michaels and Kramer are parties and subject to a consent judgment wherein they are restrained from selling securities in interstate commerce in violation of the provisions of section 5 of the Securities Act of 1933, as amended (the "Act"), or from engaging in any transaction, practice, or course of conduct resulting in a violation of the antifraud provisions of the Act. A violation of these provisions could result in the resignation of these officers. To the extent that the services of Mr. Michaels or Mr. Kramer would be unavailable to the Company for any reason, the Company might be required to employ other executive personnel to manage and operate the Company. There is no assurance that the Company under such circumstances would be able to employ qualified persons on terms suitable to the Company to assure the fulfillment of the objectives stated in this Annual Report.

LACK OF DIVERSIFICATION

    The Company has, in the past, maintained other mineral properties for exploration and development. These properties were located in Bolivia, South America and Vancouver, British Columbia. Through its board of directors and shareholders, the Company elected to abandon such other properties as a result of uneconomic results. The Company's primary assets presently consist of the Brazilian Timber Properties, the Nevada Property, and the Indonesian Concessions. No assurance can be given that once the Company increases or continues its timber operations in Brazil and completes its present exploration and development of the Company's properties in Nevada and Indonesia as described in further detail in this Annual Report, it will be able to establish and produce profitable revenues from such operations. In addition, there can be no assurance that continued development activities on the Nevada Property and/or exploration activities currently being conducted on the Indonesian Concessions will result in the establishment of commercial quantities of mineralization. As a result, persons reading this Annual Report should be aware that investment in the Common Stock represents an additional risk because the Company's activities are presently confined to the conduct of timber operations on the Brazilian Timber Properties, the exploration, development and gold production on the Nevada Property, and preliminary exploration activities on certain of the Indonesian Concessions.

STOCK ISSUANCES UNDER MINING CONTRACTS

    The Company has entered into various contracts with third parties to issue Common Stock in consideration of services rendered in relation to various mineral properties. Common Stock has been issued to the following parties:
Harrison Western Construction Company (100,000 shares); Maxwells Energy & Metals Technology Ltd. (400,000 shares); and Singkamas Agung Ltd. (200,000 shares). Maxwells Energy & Metals Technology Ltd. is entitled to receive an additional 4,000,000 shares of Common Stock if an investment banker confirms by independent appraisal that the value of the properties subject to the Principles of Agreement dated August 19, 1996 equals or exceeds $12,000,000. Singkamas Agung Ltd. is entitled to receive an additional 3,800,000 shares of Common Stock if an independent evaluation confirms that the value of the properties subject to the Acquisition Agreement dated January 26, 1997 equals or exceeds $40,000,000. Of the additional shares which may be issued to Singkamas Agung Ltd., 950,000 shares are entitled to "piggy-back" registration rights. Once these shares are issued to the various parties and such shares become unrestricted, the sales of such securities could adversely affect the price of Common Stock.

REGULATORY PROCEEDINGS

    In May 1989, the Company received notice that the Securities and Exchange Commission (the "Commission") had commenced an informal investigation into the Company's compliance with the registration and disclosure requirements of the Securities Act of 1933 (the " '33 Act") and the Securities Exchange Act of 1934 (the " '34 Act"). Thereafter the Commission commenced an extensive review of the Company's books and records relating to the Company's business and mining operations, its capital raising activities, and its financial condition and history. Through all stages of the investigation, the Company voluntarily cooperated with the Commission.

    On August 3, 1993, the Commission and the Company agreed to terminate the Commission's investigation by the entry of a consent judgment against the Company and certain of the Company's past and present key employees. These key employees include Christopher D. Michaels, Jeffrey Kramer and Stanley Mohr. The terms and conditions of the consent judgment can be summarized as follows:

        1. The Company and its officers, agents, servants, employees and others receiving actual notice of the consent judgment neither admitted nor denied any of the allegations alleged by the Commission;

        2. The Company and its officers, agents, servants, employees, and others receiving actual notice of the consent judgment are permanently restrained and enjoined from violating section 5 of the '33 Act or from selling securities in interstate commerce unless and until a registration statement is in effect or the security or transaction is exempt from the registration provisions of the '33 Act and/or the '34 Act;

        3. The Company and its officers, agents, servants, employees, and others receiving actual notice of the consent judgment are permanently restrained from engaging in any transaction, practice, or course of conduct, employing any course of conduct, or obtaining any money or property by means of an untrue statement of a material fact, or any omission to state a material fact, necessary to make the statements made in light of the circumstances under which they were made not misleading in violation of the antifraud provisions of the '33 Act and '34 Act.

    As part of the consent judgment, the Company was required to engage an independent certified public accountant to conduct a full and complete analysis of the disposition of all funds received by the Company from investors and, to the extent so discovered, to disgorge all ill-gotten gains.

    On April 7, 1994, in response to the audits completed by the certified public accountant, the Company and the Commission entered into a stipulation regarding the resolution of all outstanding issues which then existed, which stipulation was entered as an order by the United States District Court for the Central District of California. Such stipulation contained an acknowledgement that the Company and its executive officers had received no ill-gotten gains as a result of prior activities by the Company in offering and selling its securities, and that the consent judgment resolved once and for all, all issues raised by the Commission as a result of the Company's prior activities. The Company and the persons named in the formal order of investigation were not required to pay any fines or required to disgorge any monies previously received by it in connection with its securities.

    On February 27, 1989, the Pennsylvania Securities Commission issued a cease and desist order against the Company and Christopher D. Michaels, Jeffrey S. Kramer, Stanley J. Mohr, and William Michaels prohibiting them from violating
Section 201 of the Pennsylvania Securities Act of 1972 relating to the sale of unregistered "penny stocks."

    As a result of the foregoing regulatory and judicial actions, the Company may not be able to utilize the exemptions from registration available under Regulation A and Rule 701 promulgated under the '33 Act and may not be able to rely upon certain private placement exemptions afforded by applicable state blue sky laws in connection with the offer and sale of securities in a transaction which qualifies as exempt from qualification under the '33 Act. In such cases, the Company would be required to register/qualify the transaction under said blue sky laws, which would likely increase the cost of, and extend the time for completing, any private placement of securities.

FLUCTUATION OF COMMODITY PRICES

    Since its deregulation in August 1971, the market price for gold has been highly speculative and volatile. Since 1980, gold has fluctuated from a high of approximately $850 per ounce in January 1980 to a low of approximately $285 per ounce in 1985 and 1998. Currently gold is trading at approximately $285 per ounce. In 1996, gold averaged over $380 per ounce. Instability in gold prices may affect the profitability of the Company's future operations.

    Similarly, coal and timber prices fluctuate. Natural resources have traditionally evidenced volatile swings in pricing, thereby affecting overall the relative profitability of engaging in these lines of business. For example, timber prices increased fifty-two percent (52%) in 1996 while coal prices have remained relatively stable for the past several years. Coal prices, which historically have been heavily dependent upon mining conditions, location of deposits, and freight variations, have remained relatively stable for the past several years.

USE OF FORWARD-LOOKING STATEMENTS

    This Annual Report contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are found in the Sections of this Annual Report entitled "BUSINESS," "PROPERTIES," and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION" and elsewhere. Prospective Investors are cautioned that the assumptions upon which such statements are based cannot be guarantied by the Company to occur in the future or that the overall success of the Company might be materially adversely affected should such bases (or some of them) not occur.

                              3. LEGAL PROCEEDINGS


o On November 4, 1996, the Company filed a complaint (the "Action") in Nye County, Nevada against Marlowe Harvey, Maran Holdings Inc., Calais Resources Inc., and Argus Resources, Inc. (the "Harvey Entities"). The complaint in the Action alleges, amongst other things, that the Harvey Entities breached their obligations under various agreements (including the October 20, 1995 amendment to the Joint Venture Agreement discussed in further detail in the Section of this Annual Report entitled "Properties" -- The Nevada Property"). The Action, as amended, seeks a judicial declaration that the Harvey Entities do not have any joint venture or real property interest in the mining claims included within the Nevada Property. The Action also seeks compensatory damages and other financial relief based on the Harvey Entities' breach of contract and other causes of action.

    During April 1997 the Company through its counsel filed a first amendment to its complaint in the action. Counsel for the Harvey Entities filed answers and a counterclaim in the Action during July 1997. In their answer, the Harvey Entities have generally denied the allegations of the first amended complaint and have raised various affirmative defenses. In their counterclaims, the Harvey entities were seeking an injunction preventing the Company from conducting activities related to the Nevada Property pending resolution of the issues in the Action and compensation and punitive damages and other financial relief based on breach of contract and other causes of action.

    In July 1997, the Harvey Entities moved for a preliminary injunction against the Company preventing it from conducting further activities at the Manhattan Project without their consent, from issuing press releases describing certain real property as being wholly owned by the Company, and from using the same as security for loans. After a two-hour hearing on September 4, 1997, the court refused to issue an injunction against the Company. Pursuant to stipulation, the parties have agreed not to interfere with one another's operations on the Nevada Property. Additionally, the Company has agreed not to further encumber the Nevada Property pending trial. A trial date was set for September, 1998. Settlement discussions have been instituted by the parties without resolve as of the date of this filing. On August 28, 1998, on motion brought by the Company, the court granted a continuance and ordered Marlowe Harvey to engage in "good faith" settlement negotiations.

    If the Company is successful in obtaining specific performance of the agreement alleged in the Action, it will effectively continue to own or control an undivided 100% interest in the Nevada property. Regardless of whether the Company is successful in the Action, it will continue to own at least a fifty percent (50%) undivided interest in the Nevada Property by virtue of its contractual rights.

o On June 12, 1996, the Company entered into an agreement with Harrison Western Construction Corporation to perform contract mine development services on the Company's Nevada Gold Property. On or about October 23, 1997, these services ceased and a dispute arose between the parties. The scope of work estimated at the time of commencement was approximately $600,000 as projected by Harrison Western. Subsequently, the projected completion costs were extended to a cost of approximately $800,000 by Harrison Western. At termination of the agreement, Harrison Western reportedly furnished a total amount of services and materials totaling approximately $1,684,000 without completion of the objectives for which the Company entered into the agreement. The Company provided approximately $1,155,000 in cash to Harrison Western and as well provided stock for services as a credit against the remaining balance. Additional stock was issued to Harrison Western as collateral for any unpaid and owing amounts. Subsequent to the termination of the agreement, Harrison Western filed a mechanic's and materialman's lien in the amount of $482,749 on the Company's Nevada Gold Property on January 20, 1998. This filing was, in the opinion of the Company and its counsel, in direct violation of specific clauses contained in the agreement between the parties.

    In support of its lien, Harrison Western filed a lawsuit on July 1, 1998 in Federal District Court in Nevada (case no. CV-S-98-00968-PMP (RJJ)). On August 27, 1998, the Company was granted a motion to stay the proceedings and enter arbitration. The parties have been ordered to report to the District Court the status of the arbitration proceedings on or before November 30, 1998. The Company believes that any arbitration agreement or damages would not have a material impact on the Company.

o On July 14, 1998, the following entitled lawsuit was filed in United States District Court for the Central District of California (Case No. 98-5624 JSL CTx) (the "Securities Action") on behalf of the Company and Francis Parkes, Dr. Joe
C. Rude,  Christopher D.  Michaels,  who are  individual  Company  shareholders:
Francis Parkes, Dr. Joe C. Rude III, Christopher D. Michaels and Nevada Manhattan Mining, Inc. v. Sheldon Salcman, Arie Rabinowitz, Mayer Rooz, Thomson Kernaghan & Co. Limited, Soreq, Inc., Silenus Limited, Mary Park Properties, L.H. Financial Services, Austost Anstalt Schaan, Tusk Investments, Inc., Mendel Group, Inc., Top Holding International, Ltd., Praha Investments S.A., UFH Endowment, Ltd., Atead Consulting S.A., and Ausinvest Anstalt Balzers, In the Securities Action, plaintiffs contend that defendants violated Section 10(b) and 13(g) of the Securities Exchange Act, Section 1962(b) of the Racketeer Influenced and Corrupt Organizations Act, and committed fraud by engaging in a fraudulent scheme to manipulate and artificially depress the market in and for the Company's common stock by use of massive short sales. Plaintiffs seek an unspecified amount of damages, including punitive damages, a judicial declaration that the terms, conditions and covenants of certain debentures and subscription agreements were violated and certain injunctive relief.

    UFH Endowment, Ltd and Austost Anstalt Schaan v. Nevada Manhattan Mining, Inc., Jeffrey Kramer and Christopher Michaels, (Case No. 98 Civ. 5032) (the "UFH Action") was filed in United States District Court for the Southern District of New York on or about July 15, 1998, by the Securities Action defendants UFH Endowment, Ltd. and Austost Anstalt Schaan against the Company, Jeffrey S. Kramer, Senior Vice-President and Chief Operating Officer of the Company and Christopher Michaels, President of the Company. The plaintiffs in the UFH Action claim that the Company breached certain debentures and subscription agreements, and that the other defendants induced such breach and thus seek an injunction directing the Company to file a registration statement with the Securities and Exchange Commission ("SEC") and to issue common stock, as well as damages from the Company and defendants Kramer and Michaels. Approximately one month after first filing their complaint, the plaintiffs amended their complaint to include a claim purporting to allege violations by the Company and Jeffrey S. Kramer and Christopher D. Michaels of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim purporting to allege violations of Section 20(a) of the Exchange Act by Jeffrey S. Kramer and Christopher Michaels. On or about July 30, 1998 plaintiffs sought a preliminary injunction requesting that the Company be compelled to file a registration statement with the SEC and issue stock to the plaintiffs. This motion was denied. On july 27,1998, the Company filed a motion to stay, dismiss or transfer the UFH Action to the Central District of California. This motion has not been fully briefed.

    Mendel Group, Inc. v. Nevada Manhattan Mining, Inc., Jeffrey Kramer and Christopher D. Michaels, (Case No. 98 Civ. 5504) (the "Mendel Action") was filed in United States District Court for the Southern District of New York on or about August 6, 1998, by the Securities Action defendant Mendel Group, Inc. against the Company, Jeffrey S. Kramer, Senior Vice-President and Chief Operating Officer of the Company, and Christopher Michaels, President of the Company. The plaintiff claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act, the Uniform Commercial Code, and breach of contract based on allegations that the Company wrongfully failed to honor the terms of certain convertible debentures and failed to file a registration with the SEC. The complaint requests that the court issue an injunction directing the Company to file a registration statement with the SEC, issue common stock to them, and requests damages against the Company, Jeffrey S. Kramer and Christopher Michaels.

    The Company intends to vigorously prosecute the Securities Action. The Company denies any wrongdoing and intends to vigorously defend both the UFH Action and Mendel Action.

o A prior regulatory proceeding against the Company and certain key employees, which resulted in the entry of a consent judgment, but subsequently was followed by a stipulation which contained an acknowledgment that the Company and its executive officers had received no ill-gotten gains as a result of prior activities by the Company in offering and selling its securities, is described elsewhere in this Annual Report (see "Risk Factors - Regulatory Proceedings" and "Management - Regulatory Proceedings").

             4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 17, 1998 in Los Angeles, California.

Total shares of common stock eligible to vote at the meeting in person or by proxy were 16,993,815 shares. Present at the meeting were 9,687,615 shares, or 57% of eligible votes.

All directors nominated by the Board were elected by the shareholders. Tabulation of the voting for directors and the other proposals presented for shareholder approval is presented in the table below.

                                               %                     %                         %
                                            Eligible              Eligible                  Eligible     Broker
NOMINEE                           Yes         Votes       No        Votes     Abstentions     Votes    Non-Votes
-------                           ---         -----       --        -----     -----------     -----
Christopher D. Michaels        9,614,174      56.57        0          0          73,451        .43         0
Jeffrey S. Kramer              9,615,960      56.58        0          0          71,665        .42         0
Stanley J. Mohr                9,619,909      56.61        0          0          67,716        .39         0
Joe C. Rude III                9,622,809      56.62        0          0          64,816        .38         0
William E. Wilson              9,613,238      56.57        0          0          74,387        .43         0

PROPOSAL to amend Articles     9,284,270      54.63     85,237       .50        318,098       1.87         0
of Incoporation to change
company name

PROPOSAL to ratify             9,569,257      56.31     28,217       .16         90,151        .53         0
appointment of independent
accountants

                                     PART II

                           5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

Public Market
-------------

    The Company received approval for trading of its Common Stock on the Electronic Bulletin Board (NASDAQ) in March 1996. From the period from December 1995 until March 1996, the Company published "bid" and "ask" prices on the "pink sheets".

    The low and high prices for the Common Stock since commencement of quotations are as follows:

            High          Date                 Low           Date
         --------     -------------          ------      -------------
         $  14.50     March 3, 1997          $0.125      June 30, 1998

    Over the six-month period ending August, 1998, the average monthly volume of trading of the Company's Common Stock has been approximately 5,500,000 shares. Over the last three months, however, the stock has been subject to extraordinary trading volume of 5,900,000 shares in June, 1998, 14,500,00 shares in July, 1998 and 4,900,000 shares in August. This above-average trading volume, the Company believes, was part of a fraudulent scheme to manipulate the price of the Company's Common Stock, as discussed elsewhere in this Report (see "Legal Proceedings").

    Prospective Investors should be aware that the volume of trading on the Electronic Bulletin Board traditionally has been limited and there can be no assurance that the Electronic Bulletin Board will provide an effective market for a shareholder to sell his or her Common Stock of the Company.

    The Company's Registration Statement on Form 10 pursuant to the section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act") became effective on June 2, 1997. The Company is now a "fully-reporting company" within the meaning of the Exchange Act. For the period ended May 31, 1998, there were 834 stockholders of record plus approximately 1900 stockholders in "Street Name."

    The Company has applied for listing with the American Stock Exchange ("AMEX") by requesting a preliminary listing eligibility opinion.

    The high and low interdealer prices for the calendar quarters since trading began on the Electronic Bulletin Board (without retail markup, markdown or commission) are as follows:

   Quarter Ended                                         High           Low
   -------------                                     ---------       --------
December 31, 1995...............................     $    1.25       $  1.25
March 31, 1996..................................     $    2.44       $  1.35
June 30, 1996...................................     $    3.75       $  1.812
September 30, 1996..............................     $    4.25       $  2.125
December 31, 1996...............................     $   10.375      $  2.875
March 31, 1997..................................     $   14.50       $  6.00
June 30, 1997...................................     $    9.75       $  3.0625
September 30, 1997..............................     $    7.50       $  3.75
December 31, 1997...............................     $    4.5625     $  0.6875
March 31, 1998..................................     $    2.125      $  0.9375
June 30, 1998...................................     $    1.80       $  0.125


DIVIDENDS

    The Company has not paid cash dividends on any of its Common Stock and does not anticipate paying any cash dividends on any of its Common Stock for the foreseeable future.

    The Board of Directors declared a dividend to all shareholders of record as of December 31, 1997 consisting of one share of a new series of Convertible Preferred Stock (the "1998 Preferred Stock"), $1.00 par value, for every 100 shares of Common Stock owned. As authorized in the Company's Amended Certificate of Determination of Preferences of Series A Preferred Stock filed with the Nevada Secretary of State on January 14, 1998, the 1998 Preferred Stock will be convertible to one share of Common Stock for a period of one year and carry a dividend equal to eight percent (8%) of par value, payable in cash or stock at the Company's election. Such dividends are cumulative so that if full dividends in respect of any previous dividend period are not paid, holders of the 1998 Preferred Stock are entitled to receive any deficiency before any dividend or other distribution may be made or declared by the Company with respect to any other class of stock including other series of preferred shares should the Company elect to issue such additional series. Each share of 1998 Preferred Stock will have attached a warrant (the "Warrant") to purchase two additional shares of Common Stock at $3.00 per share for a period of two years. The Warrants are callable by the Company at $3.50 per share.

                   6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

     The Company is a timber and mining company, with corporate offices in Calabasas, California, owning interest(s) in certain timber or mineral properties located in the (1) states of Para and Amazonas, Brazil (the "Brazilian Timber Properties"); (2) Manhattan Mining District, Nye County, Nevada, (the "Nevada Property"); (3) Indonesian Gold Belt, Kalimantan, Indonesia (the "Indonesian Gold Concessions"); (4) Kutai District of East Kalimantan, Indonesia (the "Indonesian Coal Concessions"); and (5) on the island of Sumatra, Indonesia. The terms and conditions of these acquisitions and the risks and contingencies associated with such ownership interests are more particularly described in the Section of the Annual Report entitled "PROPERTIES" AND "RISKS FACTORS."


Comparison of Results of Operations -- Year Ended May 31, 1998
Compared to Year Ended May 31, 1997
---------------------------------------------------------------

    Net loss for the year ended May 31, 1998 was $9,282,695 as compared to $6,535,952 for the year ended May 31, 1997. The Company experienced sales of Brazilian timber during the year ended May 31, 1998, resulting in revenues of $515,691 with a gross profit of $120,983, compared to timber sales of $287,178 with a gross profit of $26,089 for the same period last year. The principal expenses during the year ended May 31, 1998, were attributed to expenses in Brazil (approximately $2,005,000), office salaries (approximately $592,000 and officers' salaries of approximately $274,000), travel (approximately $355,000), stock and warrants for consulting fees and other services ($1,721,000), legal fees ($265,000), and financing expense of $1,692,000. During the fiscal year ended May 31, 1998, the Company took a $1,200,000 write-down on its mineral properties.

    As of July 1, 1997, Brazil is no longer considered a highly inflationary economy under SFAS 52. Therefore, translation adjustments will begin to be accumulated in a separate component of equity. Translation adjustments during the year ended May 31, 1997 were taken to income and were not material to the Company's results of operations.

Year Ended May 31, 1997 Compared to Year Ended May 31, 1996
-----------------------------------------------------------

    Net loss for the year ended May 31, 1997 was $4,213,009 as compared to $1,325,094 for the year ended May 31, 1996. The Company experienced its first sales of Brazilian timber during the year ended May 31, 1997, resulting in revenues of $287,178 with a gross profit of $26,089. The principal increases in expenses during the year ended May 31, 1997, were attributed to expenses in Brazil (approximately $145,000), office salaries (approximately $145,000), travel (approximately $215,000), stock for services to employees ($240,000), consulting fees ($115,000), legal fees ($175,000), discount on options ($150,000), warrant expenses ($1,200,000), financing expense of $677,000 related to conversion of debt to common stock and a general increase in other expenses attributable to the Company's increased activities from the previous year. During the year ended May 31, 1997, the Company invested $2,600,000 in Common Stock toward the purchase of certain contractual rights to the seven (7) gold mining concessions comprising the Indonesian Gold Concessions, $227,000 toward certain exploration activities relating to the Silobat Property (one of the Indonesian Gold Concessions), $1,670,000 ($700,000 in Common Stock) toward the acquisition of and improvements to the infrastructure relating to the Brazilian Timber Properties, and $2,350,000 ($250,000 in Common Stock) in development activities on the Nevada Property.

    As of July 1, 1997, Brazil is no longer considered a highly inflationary economy under SFAS 52. Therefore, translation adjustments will begin to be accumulated in a separate component of equity. Translation adjustments during the year ended May 31, 1997 were taken to income and were not material to the Company's results of operations.


Liquidity and Capital Resources
-------------------------------

    The Company's working capital position as of May 31, 1998 was a deficit of approximately $3,356,000. Almost since inception, the Company has experienced pressure on its working capital position due to operating losses and the need to continually invest in exploration activities on the Nevada Property and, more recently, the Brazilian Properties, the Silobat Property and the remainder of the Indonesian Concessions.

    To raise funds in the past, the Company has relied upon private placements of its equity securities. Over the past two years, the Company has raised approximately $5,538,000 pursuant to such private placements and notes payable to stockholders. In addition, the Company in 1997 concluded privately-negotiated placements of approximately Three Million Five Hundred Thousand Dollars ($3,500,000) of 8% Senior Convertible Debentures with certain investors. The Company has initiated litigation relating to its Convertible Debenture holders (see "LEGAL PROCEEDINGS").

    On March 27, 1998, the Company executed an agreement securing $14 million in equity financing, primarily to fund its timber operations in South America. The financing, through Bristol Asset Management Company II LLC, requires an effective registration statement and enables the Company to draw up to $14 million over a three-year period. As of the filing date of this Annual Report, the Company has not effected a registration statement covering the common stock to be issued pursuant to the $14 million equity financing agreement.

    On September 2, 1998, TiNV1, Inc., ("TiNV1"), entered into a Subscription Agreement and a letter agreement with the Company pursuant to which TiNV1 purchased 5,500,000 shares of the Company's common stock for $500,000. This transaction, which provided a significant capital infusion into the Company, is described in more detail in Note 12 to the Financial Statements - "Subsequent Events."

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

    The Company anticipates that it will require additional capital and intends to secure it through its agreement with Bristol Assets Management Company II LLC, by utilizing a publicly registered offering of its securities, the capital provided by the TiNV1 transaction, "Private Placements" and/or funds generated from its Brazilian operations.

                             7. FINANCIAL STATEMENTS



              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                (FORMERLY NEVADA MANHATTAN MINING INCORPORATED)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Reports                                         F-2 - 3


Consolidated Balance Sheet                                                F-4


Consolidated Statements of Operations                                     F-5


Consolidated Statements of Changes in Stockholders'
Equity (Deficiency)                                                   F-6 - 7


Consolidated Statements of Cash Flows                                 F-8 - 9

Notes to Consolidated Financial Statements                          F-10 - 33

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
TERRA NATURAL RESOURCES CORPORATION

We have audited the accompanying consolidated balance sheet of Terra Natural Resources Corporation (formerly Nevada Manhattan Mining Incorporated) and Subsidiaries as of May 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terra Natural Resources Corporation and Subsidiaries as of May 31, 1998, and results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has incurred net losses and its current liabilities exceed its current assets. These matters, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                          Certified Public Accountants

New York, New York
September 3, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Terra Natural Resources Corporation


We have audited the accompanying consolidated balance sheet of Terra Natural Resources Corporation (formerly Nevada Manhattan Mining Incorporated) and subsidiaries as of May 31, 1997 (not separately presented herein), and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Terra Natural Resources Corporation and subsidiaries as of May 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 11, the Company has restated its financial statements for the year ended May 31, 1997 to account for the rescission, in December 1997, of the $3,000,000 note agreement with an officer of the Company's Brazilian subsidiary. The effect of the restatement was to decrease long-term debt and Brazilian timber concessions by $2,596,729. As explained in Note 11, the Company has restated its financial statements as of May 31, 1996 and for the year ended May 31, 1997 to provide for impairment of its mining properties in accordance with SEC guidelines. The effect of the restatement was to increase accumulated deficit and decrease property by $947,429 as of May 31, 1996 and $3,120,873 as of May 31, 1997, and increase net loss for the year ended May 31, 1997 by $2,173,444. Accordingly, the accompanying financial statements for the year ended May 31, 1997 have been restated to correct the error and the rescission.

                                             Jackson & Rhodes P.C.

July 28, 1997 (except as to Notes 2 and 11,
     which are as of February 13, 1998)
Dallas, Texas

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 1998
           ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                                       $    81,529
    Accounts Receivable, net of allowance for
     doubtful accounts of $150,000                                      255,027
    Inventories                                                         108,844
    Prepaid Expenses                                                    283,354
                                                                    -----------
       Total Current Assets                                             728,754

PROPERTIES AND EQUIPMENT
    Mineral Properties:
       Domestic   2,936,000
       Indonesia  1,400,000
    Timber Concessions                                                  700,000
    Machinery and Equipment, net                                        355,392

OTHER ASSETS                                                            265,700
                                                                    -----------
       TOTAL ASSETS                                                 $ 6,385,846
                                                                    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                           $ 1,445,106
    Convertible Notes Payable to Stockholders -
      Secured by Common Stock                                         1,366,075
    Notes Payable to Stockholders                                       522,950
    Note Payable to Officer                                             718,000
    Current Portion of Long-Term Debt                                    32,214
                                                                   ------------
       Total Current Liabilities                                      4,084,345

    Long-Term Debt                                                       44,327
    Convertible Debentures                                            2,313,459
                                                                    -----------
       TOTAL LIABILITIES                                              6,442,131
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Note 7)                                        -

MINORITY INTEREST                                                             -

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, $1 par value, 250,000 shares
     authorized, 176,414 shares issued and
     outstanding                                                        176,414
    Common Stock, $0.01 par value, 50,000,000 shares
     authorized and 26,492,543 shares issued and
     outstanding                                                        264,926
    Additional Paid-in Capital                                       28,715,550
    Accumulated Foreign Currency Translation                             24,940
    Accumulated Deficit                                             (29,238,115)
                                                                   ------------
       TOTAL STOCKHOLDERS' DEFICIENCY                               (    56,285)
                                                                   ------------

       TOTAL LIABILITIES STOCKHOLDERS' DEFICIENCY                  $  6,385,846
                                                                   ============

See Accompanying Notes to Consolidated Financial Statements.

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED MAY 31,




                                                      1997              1998
                                                   ------------      ---------

REVENUES                                          $    287,178    $    557,691

COST OF SALES                                          261,089         394,708
                                                  ------------    ------------

GROSS PROFIT                                            26,089         162,983

EXPLORATION COSTS                                   (2,119,042)              -


GENERAL AND ADMINISTRATIVE EXPENSES                 (4,270,020)     (7,541,328)
                                                  ------------    ------------

NET LOSS FROM OPERATIONS                            (6,362,973)    (7,378,355)
                                                  ------------    ------------


OTHER EXPENSES
    Interest Expense                                    23,479         624,034
    Write-Off of Mineral Properties                          -       1,200,000
                                                  ------------    ------------
       Total Other Expenses                             23,479       1,824,034
                                                  ------------    ------------

NET LOSS                                            (6,386,452)     (9,202,392)

CUMULATED PREFERRED DIVIDENDS                          149,500          80,316
                                                  ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $(6,535,952)    $(9,282,695)
                                                   ===========     ===========

BASIC LOSS PER SHARE                               $(     0.61)    $(     0.62)
                                                   ===========     ===========

DILUTED LOSS PER SHARE                             $(     0.61)    $(     0.62)
                                                   ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          10,684,176      14,969,621
                                                   ===========     ===========



See Accompanying Notes to Consolidated Financial Statements.

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                    FOR THE YEARS ENDED MAY 31, 1997 AND 1998


                                          Stock               Preferred Stock            Common Stock
                                      to be Issued         Shares        Amount       Shares       Amount
                                     --------------        --------    ----------  ----------     ----------

    Balance, May 31, 1996             $     -              132,510     $132,510      8,353,881     $ 83,539

    Shares Issued for Property            108                    -            -        689,200        6,892

    Shares Issued for Accounts
     Payable                                -                    -            -        100,000        1,000

    Shares Issued for Cash                  -               96,409       96,409      1,917,351       19,174

    Shares Issued for Services              -                    -            -         120,000       1,200

    Shares Issued for Conversion
      of Debt                               -                    -            -       1,087,133      10,871

    Conversion of Preferred Stock           -             (    600)      (  600)          6,000          60

    Warrants Issued with Debentures         -                    -            -               -           -

    Other Warrants Issued                   -                    -            -               -           -

    Preferred Dividend                      -                    -            -               -           -

    Net Loss                                -                    -                           -            -
                                      -------              -------    ---------     ----------     --------

    Balance, May 31, 1997             $   108              228,319     $228,319     12,273,565     $122,736
                                      =======              =======     ========     ==========     ========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIENCY) - continued

                                           Additional          Accumulated
                                             Paid-in        Foreign Currency      Accumulated
                                            Capital           Translation            Deficit          Total
                                           -----------      -----------------     ------------      ---------

    Balance, May 31, 1996                  $15,079,460      $      -              $(13,098,003)     $ 2,197,506

    Shares Issued for Property               3,293,000             -                         -        3,300,000

    Shares Issued for Accounts
     Payable                                   249,000             -                         -          250,000

    Shares Issued for Cash                   1,888,477             -                         -        2,004,060

    Shares Issued for Services                 238,800             -                         -          240,000

    Shares Issued for Conversion
      of Debt                                1,076,755             -                         -        1,087,626

    Conversion of Preferred Stock                  540             -                         -                -

    Warrants Issued with Debentures            666,668             -                         -          666,668

    Other Warrants Issued                    1,206,875             -                         -        1,206,875

    Preferred Dividend                               -             -                (  149,500)       ( 149,500)

    Net Loss                                         -             -                (6,386,452)      (6,386,452)
                                           -----------       -----------          ------------      -----------

    Balance, May 31, 1997                  $23,699,575         $        -         $(19,633,955)     $ 4,416,783
                                           ===========        ==========          ============      ===========


R
   See Accompanying Notes to Consolidated Financial Statements.

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                    FOR THE YEARS ENDED MAY 31, 1997 AND 1998

                                         Stock                Preferred Stock            Common Stock
                                      to be Issued           Shares       Amount      Shares        Amount
                                      ------------          ----------  ---------    ----------   ----------

    Balance, May 31, 1997             $     108              228,319    $ 228,319    12,273,565     $122,736

    Common Stock Issued For:
      Cash                             (    108)                   -            -      2,165,400      21,654
      Property                                -                    -            -      5,005,000      50,050
      Conversion of Debt and Interest         -                    -            -        582,575       5,826
      Conversion of Debentures                -                    -            -        338,302       3,383
      Collateral for Stockholders Notes       -                    -            -      2,743,698      27,437
      Conversion of Preferred Stock           -             (207,444)    (207,444)     2,280,199      22,802
      Liquidated Damages                      -                    -            -        289,426       2,894
      Services Rendered                       -                    -            -        814,378       8,144

    Discount for Conversion of Debentures     -                    -            -              -           -

    Warrants Issued For:
      Services Rendered                       -                    -            -              -           -

    Common Stock Dividend
      Issuance of Preferred Stock             -              167,789      167,789              -           -
      Issuance of Common Stock Warrants       -                    -            -              -           -
      Dividends to be Paid                    -             ( 12,250)    ( 12,250)             -           -

    Common Stock in Escrow                    -                    -            -              -           -

    Foreign Currency Translation Adjustment   -                    -            -              -           -

    Preferred Dividend                        -                    -            -              -           -

    Net Loss                                  -                    -            -              -           -
                                      ---------             --------    ---------    -----------    --------    ----

    Balance, May 31, 1998             $       -              176,414    $ 176,414    26,492,543     $264,926       $
                                      =========             ========    =========    ==========     ========       =


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIENCY) - continued

                                           Additional          Accumulated
                                             Paid-in        Foreign Currency      Accumulated
                                            Capital           Translation            Deficit         Total
                                           -----------      -----------------     ------------     ---------

    Balance, May 31, 1997                  $23,699,575      $        -            $(19,633,955)    $ 4,416,783

    Common Stock Issued For:
      Cash                                     547,672               -                       -          569,218
      Property                               3,946,123               -                       -        3,996,173
      Conversion of Debt and Interest          766,463               -                       -          772,289
      Conversion of Debentures                 331,089               -                       -          334,472
      Collateral for Stockholders Notes     (   27,437)              -                       -                -
      Conversion of Preferred Stock            389,886               -                       -          205,244
      Liquidated Damages                       406,606               -                       -          409,500
      Services Rendered                      1,545,026               -                       -        1,553,170

    Discountfor Conversion of Debentures       500,000               -                       -          500,000

    Warrants Issued For:
      Services Rendered                        428,996               -                       -          428,996

    Common Stock Dividend
      Issuance of Preferred Stock                    -               -         (       167,789)               -
      Issuance of Common Stock Warrant         165,926               -         (       165,926)               -
      Dividends to be Paid                           -               -                  12,250                -

    Common Stock in Escrow                  (3,984,375)              -                       -       (3,984,375)

    Foreign Currency Translation
     Adjustment   -                                  -            24,940                     -           24,940

    Preferred Dividend                               -               -             (    80,316)      (   80,316)

    Net Loss                                         -               -             ( 9,202,379)      (9,202,379)
                                          ------------      ------------            -------------     -----------

    Balance, May 31, 1998                 $ 28,715,550      $     24,940          $(29,238,115)     $(   56,285)
                                          ============      ============          ============      ===========

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED MAY 31,

                                                            1997            1998
                                                        ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                            $(6,535,952)     $(9,282,695)
    Adjustments to Reconcile Net Loss to Net
       Cash Used in Operating Activities:
              Provision for Doubtful Accounts                    -           150,000
              Write-Off of Mineral Properties                    -         1,200,000
              Common Stock Issued for Services              240,000        1,442,447
              Warrants Issued for Services                1,206,875          278,996
              Write-Off of Officer Advances                      -            52,013
              Common Stock Issued for Financing
               Expense                                      677,000                -
              Amortization of Debenture Discount                  -          314,598
              Depreciation                                   23,931           35,645
              Write-Off of Mill Acquisition Cost                  -          291,246
           (Increase) Decrease
              Accounts Receivable                        (   58,161)      (   46,866)
              Inventories                                         -       (  108,844)
              Prepaid Expenses                           (  622,710)          61,878
              Other Assets                                        -       (   40,701)
           Increase (Decrease)
              Accounts Payable and Accrued Expenses         772,572        1,122,390
                                                        ------------      -----------
       Net Cash Used in Operating Activities             (4,296,445)      (4,529,893)
                                                        -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment                   (  253,998)     (   333,441)
                                                        ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Issuance of Convertible Debentures      2,000,000        1,500,000
    Payments on Long-Term Debt                          (   114,284)      (   29,881)
    Advances from Officer                                        -           718,000
    Proceeds from Issuances of Notes to Stockholders        986,196        1,978,075
    Payments for Notes to Stockholders                           -        (  375,000)
    Proceeds from Issuance of Common Stock                2,004,060          569,218
                                                        -----------      ------------
       Net Cash Provided by Financing Activities          4,875,972        4,360,412
                                                        -----------      -----------

Foreign Currency Translation Adjustment                           -           24,940
                                                        -----------       ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                               325,529       (  477,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              233,982          559,511
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $    559,511     $    81,529
                                                        ============     ===========



See Accompanying Notes to Consolidated Financial Statements.

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED MAY 31, 1998





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    During the years ended May 31, 1997 and 1998, the Company paid no income taxes and no interest.



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING

    During 1997, the Company issued 589,200 shares of common stock in connection with the Indonesian mining property acquisitions, 100,000 shares for domestic mining services and 100,000 shares for a Brazilian timber concession (Note 2). In addition, the Company issued 120,000 shares to employees for services and 1,087,133 shares for conversion of $410,626 in debt. The Company also issued warrants in connection with a debenture and issued other warrants (see Note 4). The Company also assumed $375,000 in debt in connection with acquiring an additional interest in the mine (Note
    2). The Company also accrued $149,500 in preferred dividends during 1997.

    During 1998, the Company issued 814,378 shares of its common stock for services rendered by employees and third parties for $1,553,170, 338,302 shares of its common stock for conversion of $334,472 of convertible debentures, 2,280,199 shares of its common stock for the conversion of $207,444 of preferred stock and payment of cumulative dividends of $205,244, 582,575 shares of its common stock for the conversion of $772,289 of stockholder's notes and interest, 289,426 shares of its common stock for the payment of liquidating damages of $409,500 and 5,000,000 shares of its common stock for the purchase of timberlands in Brazil for $3,996,173. See
    Note 8 - Stockholders' Equity for further details of these transactions.














See Accompanying Notes to Consolidated Financial Statements.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Organization
                  Terra Natural Resources Corporation and Subsidiaries (Nevada Manhattan Mining Incorporated) (the "Company") was organized to acquire, explore, develop, finance and sell mining and timber rights and properties. For the year ended May 31, 1998, the Company changed its name from Nevada Manhattan Mining Incorporated to Terra Natural Resources Corporation.

                  For the year ended May 31, 1997, the Company's majority-owned subsidiary Equatorial Resources, Ltd. ("Equatorial"), conducted the Company's Brazilian timber operations. For the year ended May 31, 1998, the Company has ceased to operate its Brazilian timber operations under Equatorial and all of its timber concessions are being assigned to the Company's newly formed majority-owned subsidiary Terra Resources Brazil, Ltd. This decision is not considered to be a discontinued operation because the Company is still operating the timber concessions.

                  Basis of Presentation
                  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses and has had negative cash flows from operations for the last two years. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                  In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to continue to raise capital and generate positive cash flows from operations. The consolidated financial statements do not include any adjustments, if any, relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Management's Financial Plan to provide sufficient funds to continue the Company's operations, development and expansion consists primarily of (a) the $14 million Bristol Asset Management Investment Agreement (see Note 7 - "Investment Agreement"); (b) the September 2, 1998 $500,000 Stock Purchase Agreement (see Note 12 - "Subsequent Events"); and (c)
                  increasing   revenue   from   Brazilian   Timber   Operations.
                  Management   believes  that  the   increasing   revenues  from
                  Brazilian operations and available capital from the two above-mentioned investment agreements will provide sufficient capital to continue the Company's operations, development and expansion activities.

                  Principles of Consolidation
                  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

                  Cash and Cash Equivalents
                  For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

                  Mineral Properties
                  Acquisition costs relating to mineral properties with proven and probable reserves are deferred until the properties are put into commercial production, sold or abandoned. Exploration costs, including an allocation of employee salaries and related costs, are charged to operations when incurred. Mine development costs incurred to develop new ore bodies, to expand or rehabilitate the capacity of operating mines, or to develop areas substantially in advance of production are charged to operations until management has established proven and probable reserves for the property. For properties placed in production, the related deferred costs are depleted using the units-of-production method over the life of the reserves. Deferred costs applicable to sold or abandoned properties are charged against operations at the time of sale or abandonment of the property.

                  Management's estimates of gold prices, recoverable proven and probable reserves, operating, capital and reclamation costs are subject to certain risks and uncertainties which may affect the recoverability of the Company's investment in mineral properties. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur in the near term which could adversely affect management's estimate of the net cash flows expected to be generated from propeties in operation.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Timber Concessions
                  Timber concessions costs relate to the fees paid to acquire the rights to harvest timber. The acquisition costs are amortized over the term or useful life of the related concession. The harvesting and reclamation costs are charged to expense as incurred.

                  Machinery and Equipment
                  Machinery and equipment is stated as its historical cost less accumulated depreciation. Depreciation of machinery and equipment is primarily determined by using the straight-line method over the estimated useful life of seven years for furniture and fixtures and ten years for mill equipment.

                  Impairment of Long-Lived Assets
                  In  accordance  with  Financial   Accounting  Standards  Board
                  ("FASB") Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment losses would be recognized if the carrying amounts of the assets exceed the fair value of the assets.

                  Foreign Currency Translation
                  For foreign subsidiaries whose functional currency is the local foreign currency, the balance sheet accounts are translated at exchange rates in effect at the end of the year and income and expense accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity.

                  Revenue Recognition
                  Substantially  all  revenues   are  recognized  when  finished
                  products   are  shipped   with   appropriate   provision   for
                  uncollectible accounts.

                  Income Taxes
                  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes'. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Net Loss Per Share
                  For the year ended May 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Loss per share for 1997 has been restated using the methodologies of SFAS No. 128.

                  Concentration of Credit Risk
                  The Company sells products (primarily in Brazil) and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

                  Estimates
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

                  Fair Value of Financial Instruments
                  The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments including cash, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for notes payable and convertible debentures also approximate fair value because current interest rates and terms offered to the Company for similar notes are substantially the same.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Recently Issued Accounting Pronouncements
                  In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material impact on the presentation of the Company's financial statements.

                  In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires a company to report certain information about its operating segments including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material impact on the presentation of the Company's financial statements.


NOTE 2 -      PROPERTIES AND EQUIPMENT

                  Brazil

                  The Company has acquired various rights (Jonosa Concessions, Terranorte Concessions and Timberlands), to up to approximately 958,000 hectares (2,395,000 acres) of timber properties located in Brazil. In addition, the Company acquired a sawmill facility located near the town of Sao Miguel do Guama, which is no longer operated by the Company. The Company began harvesting trees in April 1997 and commenced sales during the year ended May 31, 1997.


                  The Jonasa Concessions
                  The Company, through Equatorial, entered into a letter agreement with Madeira Intex, S.A, ("Madeira") whereby Madeira agreed to assign its rights in and to a Joint Venture
                  Agreement which Madeira had entered into in 1984 with Companhia Agropecuaria do Rio Jabuti ("Jonasa"). The Joint Venture Agreement required Jonasa to assign to Madeira the exclusive rights to extract and market all lumber licensed by the appropriate Brazilian authorities for export. All the various agreements were integrated into an Agreement to Jointly Develop Timber Properties. Under this agreement, Jonasa has granted to Equatorial the properties comprising the Jonasa Concessions. In consideration of this grant, Equatorial has agreed to pay to Jonasa 50% of the net proceeds received on the sale of all timber and related products produced and sold pursuant to the agreement. During the year ended May 31, 1998, the Company temporarily suspended harvesting of timber under this agreement. The Company has decided to harvest from the Terranorte Concessions and Tropical Woods Concessions. See Jonasa Concessions in Note 7 - Commitments and Contingencies.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 2 -      PROPERTIES AND EQUIPMENT (continued)

                  Terranorte Concessions
                  On May 30, 1997, Equatorial entered into an Agreement to Harvest Timber and Develop Timber Properties with Terranorte
                  S.A. ("Terranorte"). Terranorte granted to Equatorial the exclusive right to either harvest the timber or to purchase certain species of logs extracted by Terranorte located on approximately 490,000 hectares of timber property located near the town of Moju, Para, Brazil. In June 1997, Equatorial began harvesting operations employing its own crews and purchasing harvested logs from Terranorte.

                  Sao Miguel Sawmill
                  On May 30, 1997, Equatorial and Jonasa Madeiras Limitada ("Jonasa Madeiras") entered into an Agreement to Acquire Sawmill. Under the terms of the agreement, Jonasa Madeiras agreed to convey all right, title, and interest in and to the sawmill facility, all equipment relating to the sawmill facility, and 246 hectares of adjacent real property, all of which is located near the town of Sao Miguel do Guama, Para, Brazil. During the year ended May 31, 1998, the Company abandoned the use of the sawmill and extracted a majority of the assets purchased during the year. The Company has terminated the agreement for the use of the sawmill, and charged the acquisition cost to expense for the year ended May 31, 1998.

                  Timberlands
                  In April 1998, the Company entered into an agreement to acquire title to land, containing approximately 292,598 hectares, which consists of one large tract in the state of Amazonas and several smaller tracts in the state of Para. The Company acquired title to the property for the issuance of 5,000,000 shares of the Company's common stock. The shares were valued at $3,984,375 which represents the fair market value of the stock at date of issuance. The shares were issued as escrow shares contingent upon the stockholder's completion of certain financial obligations to the Company and the Company's completion of its due diligence as to the proper conveyance of the deeds for the property. The stockholder has until October 7, 1998 to complete his financial obligation to the Company and the Company has until October 22, 1998 to complete its due diligence. Also, the Company has the right to cancel the shares and rescind the acquisition any time prior to the completion of its due diligence. Also, if the stockholder does not complete his financial obligation to the Company, then the Company can cancel the shares and the property remains with the Company.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 2 -      PROPERTIES AND EQUIPMENT (continued)

                  Tapana (Tropical Woods) Sawmill
                  In May 1998, the Company entered into a lease agreement for a sawmill, located in Belem, Brazil which includes 3.6 hectares of property, an office building, a sawmill with related equipment and a port for unloading and storage of logs. The lease is for a minimum of two years. Also, the agreement provides for Tropical Woods to deliver a minimum of 2,300 cubic meters of logs per month from their property, consisting of 162,982 hectares. The Company began operating the sawmill in June 1998.

                  Domestic Mineral Properties
                  The Company owns a 100% interest in mineral properties located in the Manhattan Mining District, Nye County Nevada (the
                  Nevada Properties). The Nevada Properties consist of 28 patented (fee ownership) and 65 unpatented (deed ownership) mining claims that include the Whitecaps Mine, Union Mine, Consolidated Mine, Earl Mine, Bath Mine and other miscellaneous mines and claims which cover approximately 1,800 acres.

                  In March 1997, the Company entered into a Sale and Purchase Agreement with the former owners of the Nevada Properties. Under the terms of this latest agreement, the former owners agreed to sell to the Company 100% of their interests in the Nevada Properties for $375,000, payable as follows: $100,000 in March 1997 and the balance plus all accrued and unpaid interest (calculated at the rate of 5.25%) on or before February 6, 1999. The Company paid the first installment of $100,000 in March 1997 and paid the balance in June 1997. See
                  Note 7 for discussion of a contingency regarding the ownership of the property. The agreement also acknowledges that the Company is the only entity legally entitled to conduct mineral operations on the Nevada Property. The Company is also required to pay all U.S. Bureau of Land Management ("BLM") annual maintenance fees associated with the claims comprising the Nevada Property. The Company is current with the fees to the BLM.

                  Management of the Company is active in the supervision of work taking place, plus future planning of all aspects of operations. The operating permits for the Manhattan Gold Mine were issued to the Company by the State of Nevada during April 1996. The Company negotiated an agreement with Harrison Western Mining and Construction Company ("Harrison") for the beginning of production in July 1996. The work was begun in July 1996 and included placement of mine shops and support facilities; mining in the existing workings of the mine and extension of the existing decline from its end location of 1,200 linear feet from the surface to the White Caps Level. Underground flooding and caving of the existing decline required an alternate access way and a new decline was driven from approximately 800 feet on the existing decline. The development activities with Harrison have been ceased as of May 31, 1998 because of depressed gold prices and the Company lacks the capital requirements and they are in arbitration (see Note 7) relating to a dispute with Harrison.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 2 -      PROPERTIES AND EQUIPMENT (continued)

                  On November 25, 1997, the Company entered into a non-binding letter of intent with Royal Gold relating to exploration and development efforts on its Nevada Property. Under terms of the letter of intent, Royal Gold was granted an exclusive option to explore, develop and purchase all of the interests which are or may be controlled by the Company on the Nevada Property. The renewable three year agreement provides that the Company will retain a 4% net smelter returns royalty and also will reserve the right to continue with the development of its under ground mining opportunity at the White Caps location.
                  Royal Gold has the option to acquire all of the Company's interests in the property for $5,000,000. The agreement would continue indefinitely to the extent that Royal Gold is achieving production in commercial quantities or is engaged in reclamation.

                  For the year ended May 31, 1997, the Company has performed an assessment of the recoverability of the carrying value of its domestic mineral properties and has provided an impairment write-down against this property as explained in Note 11.

                  Indonesia Mineral Properties
                  The Company has made certain acquisitions in Indonesia during the year ended May 31, 1997:

                  On August 19, 1996, the Company entered into an agreement to acquire a 51% interest in a metals/minerals mining property in Kalimantan, Indonesia (Sopang Gold Concession). Consideration for the purchase consisted of 400,000 shares of the Company's common stock due upon the signing of the agreement and an additional 4,000,000 shares to be released only if an independent valuation of the property exceeds $12,000,000. The Company issued shares and has valued the 400,000 shares at $1,200,000 based upon the $3 market price of the Company's common shares at the time.

                  The Sopang Gold Concessions ("Sopang") consists of 16,480 hectares and is held under Indonesian title as a KP, a form of Indonesian citizen ownership with a joint venture agreement. The concession is located in southeast Kalimantan. Because of the lack of major infrastructure in the area, initial work will be limited to surface trenching and geochemical sampling. The Company has not initiated any material exploration or development activities as of May 31, 1998.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 2 -      PROPERTIES AND EQUIPMENT (continued)

                  The West Kalimantan Gold Project ("West Kalimantan") is 75 kilometers south of the Sarawak region of Malaysia and contains 62 hectares with the intent to expand to at least 2,000 hectares. The Project is held under a KP title, a form of Indonesian citizen ownership in joint venture with the Company. Access to the property is by road and motorized canoe for initial field work and helicopter support for advanced exploration activities. Infrastructure is limited but the proximity to the west coast of Kalimantan and low relief terrain indicates no unusual development problems will be encountered. Following a survey and additional ground sampling, supervised by Behre, Dolbear & Company, Inc., key core drill targets were identified from pitting showing anomalous gold values, but as of May 31, 1998, the Company has not initiated the drilling or development activities.

                  The Cepa Coal Project ("Cepa") in East Kalimantan covers an area of approximately 286,000 hectares and is held in three concessions as Contracts of Work ("COW's"). Initial work on the property will include reasonable expansion of ownership to include promising additional property containing similar coal.

                  During the year ended May 31, 1998, the concessions were expanded to include the Mecfa Coal Property. The Mecfa Coal Property is comprised of three blocks of land totaling 39,770 hectares which have a COW. The property is currently being reviewed by potential joint venture partners.

                  The West Kalimantan and Cepa projects, collectively, were acquired in January 1997 for 200,000 common shares issued upon signing of the agreement and an additional 3,800,000 shares to be released only if an independent valuation of the property exceeds $40,000,000. The Company has valued the 200,000 shares at $1,400,000 based upon the $10 market price of the Company's common shares at the time, discounted 30% for the restricted nature of and the thin market for the shares.

                  The Company owns the interests it acquired with the 600,000 shares issued as explained above. The Company has contractually acquired the rights to obtain controlling interests in five additional gold concessions in Indonesia. The Company is currently reviewing these properties to determine an applicable acquisition structure.

                  For the year ended May 31, 1997, the Company has performed an assessment of the recoverability of the carrying value of its Indonesia mineral properties and has provided an impairment write-down against this property as explained in Note 11. For the year ended May 31, 1998, the Company has taken an impairment write-down for the Sopang Gold Concession acquisition cost of $1,200,000. Based on the current analysis of the property and its underlying minerals, the Company could not substantiate that future operations would provide cash flows to recover the acquisition cost. The Company will expense, as incurred, future development and exploration cost until the Company can determine the property's proven and probable mineral reserves.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 3 -      CONVERTIBLE NOTES PAYABLE STOCKHOLDERS - SECURED BY COMMON STOCK

                  As of May 31, 1998 the Company has $1,366,075 due to various stockholders. The principal and accrued interest, at 10% per annum, are due within a one year period from date of advance. Each note is secured by a certain number of shares of the Company's common stock. The number of shares, which were issued on the date of the advance, is determined by dividing the principal amount by the fair market value of the stock on the date of advance. If the Company does not repay the note on the due date, the principal and unpaid interest are converted to common stock. For the year ended May 31, 1997 and 1998, the Company issued 0 and 2,741,698 shares, respectively, of the Company's common stock to secure the loans, and 0 and 355,000, respectively, of the shares have been converted to equity leaving 2,386,698 shares outstanding as collateral for the debt at May 31, 1998.

NOTE 4 -      NOTE PAYABLE TO OFFICER

                  During the Year ended May 31, 1998, the COO of the Company advanced $718,000 to the Company for working capital requirements. The note bears interest at 8% per annum and all principal and accrued interest is due September 1998.

NOTE 5 -      LONG-TERM DEBT AND NOTES PAYABLE

                  Notes payable to stockholders of $522,950 accrue interest at the rate of 9%, are due on demand and are guaranteed by certain Company officers.

                  As of May 31, 1998, long-term debt consisted of:

                   Note payable to stockholder, interest imputed
                   at 9%, payable $1,000 per month until April 2001  $    40,646

                   Note payable to stockholder at $2,000 per
                   month, including interest at 9%                        35,895
                                                                     -----------
                                                                          76,541
                  Current portion                                         32,214
                                                                     -----------
                  Long-term debt                                     $    44,327
                                                                     ===========

                  Maturities of long-term debt principal are as follows for the years ending May 31:

                  1999                                               $    32,214
                  2000                                                    23,992
                  2001                                                    15,533
                  2002                                                     4,802
                                                                    ------------
                                                                     $    76,541

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 6 -      CONVERTIBLE DEBENTURES

                  In April and July 1997, the Company entered into Subscription Agreements related to two negotiated private placements (the "Debentures"). These transactions were made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. As a result, the Company issued an aggregate of $3,500,000 of 8% Senior Secured Convertible Debentures due March 31, 2000 and July 1, 2000 for the April ($2,000,000) and July ($1,500,000) offerings, respectively.

                  The Debentures may be converted into shares of the Company's Common Stock at any time commencing June 2, 1997 at a price equal to the lesser of seventy-five percent (75%) of the closing bid price of the Common Stock on the closing date; seventy-five percent (75%) of the closing bid price of the Common Stock on the day prior to the funding of any subsequent funding; or seventy-five percent (75%) of the average closing bid price for the five trading days immediately preceding the actual date of conversion of the Debentures. With respect to the April 1997 funding, if conversion is made after August 16, 1997, the conversion price will be seventy-two and one-half percent (72.5%) of the above-referenced valuation standards. The Company has recorded $666,666 and $500,000 for the years ended May 31, 1997 and 1998, respectively, deferred financing charges for the differences between the conversion price and the fair market value of the stock at the date of each funding. The discount is being amortized over the life of the debentures.

                  The Company was required to use its "best efforts" to cause a Registration Statement with the Securities and Exchange Commission to become effective. If the Registration Statement did not become effective within 120 days of each respective funding, the Company is required to pay liquidated damages equal to two percent (2%) of the Debentures for the first thirty days and three percent (3%) per month thereafter until the Registration Statement becomes effective. For the year ended May 31, 1998, the Company has incurred $717,636 of liquidating damages of which $409,500 has been converted to 289,426 shares of the Company's common stock.

                  With regard to the April 1997 funding, until at least seventy-five percent (75%) of the Debentures are converted, a deed of trust on the Nevada Property and a pledge of 1,000,000 shares of Common Stock will secure the Debentures. No such security is given on the Debentures issued in July 1997.

                  The Company  has issued  warrants  to the  Subscribers  of the
                  April and July offerings. Regarding the Subscribers of the April offering, the Company has granted 62,500 warrants with an exercise price of $8 per share and an expiration date of April 16, 2002. Regarding Subscribers of the July 1997 offering, the Company has granted 75,250 warrants with an exercise price of $6.75 per share and an expiration date of July 16, 2002. The exercise price is subject to adjustment to account for payments of dividends, stock splits, reverse stock splits, and similar events. See Note 7 - "Legal Proceedings."

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 7 -      COMMITMENT AND CONTINGENCIES

                  Leases
                  The Company's Brazilian operation leases approximately 3.6 hectares of property and a related sawmill through May, 2000. The future minimum lease payments are $180,000 for each year ending May 31, 1999 and 2000. Rent expense amounted to $27,181 and $20,726 for the years ended May 31, 1997 and 1998, respectively.


                  Securities and Exchange Commission
                  In fiscal 1994, the Company entered into a consent judgment with the Securities and Exchange Commission following an investigation into the Company's business activities.

                  In connection with the judgment, the Company received the following "Stipulation Regarding Resolution of Outstanding Issues" from the Commission closing out the investigation and all related issues:

                     "Whereas the disposition of funds analysis conducted pursuant to the Judgment of Permanent Injunction and Other Relief against Defendant Terra Natural Resources Corporation entered on August 3, 1993 has revealed no ill-gotten gains received by any defendant, the undersigned parties hereby stipulate that all outstanding issues in this action have been resolved, including disgorgement, and that the judgment entered against the defendants are final."

                  The entry of the judgment may impose certain burdens on the Company with respect to its future activities. The more significant of such burdens are as follows:

                  (i) The Company may not be able to utilize the exemptions from registration available under Regulation A and Rule 701 under the 1933 Act.

                  (ii)The  Company  may  not be  able  to  rely  on the  private placement exemptions provided in various state securities laws in connection with the offer and sale of securities in a transaction which qualifies as an exempt sale of securities under the 1933 Securities Act.

                  In such case, the Company would be required to qualify the transaction under the state securities laws, which may not be available. This qualification would increase the cost of, and extend the time for completing, such private placement of securities.

                  Commissions
                  During May 1997, the Company agreed to pay two shareholders an aggregate of 3% of the "net profits" of the Company's Brazilian operations. For the year ended May 31, 1997 and 1998 no commissions were paid.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998

NOTE 7 -      COMMITMENT AND CONTINGENCIES (continued)

                  Legal Proceedings
                  During November 1996, the Company filed a lawsuit in Nevada against its former joint venturer partners in the Nevada Properties ("the Harvey Entities"). The complaint originally alleged, among other things, that the Harvey Entities breached their obligations under various agreements. The action as amended seeks damages of approximately $4,000,000 resulting from the actions and inactions of the defendants. In a counterclaim, the defendants are seeking an injunction preventing the Company from conducting activities related to the mine and punitive damages and other financial relief based on breach of contract and other causes of action.

                  The Company subsequently amended its complaint, seeking a judicial determination that the Joint Venture Agreement was null and void and a determination that the Harvey Entities have forfeited all interest in the Nevada properties. After a hearing in September 1997, the court refused to issue an injunction against the Company. Pursuant to stipulation, the parties have agreed not to interfere with one another's operations on the Nevada Properties. Additionally, the Company has agreed not to further encumber the Nevada property pending trial.

                  If the Company is successful in obtaining specific performance of the agreement alleged in the Action, it will effectively continue to own or control an undivided 100% interest in the Nevada property. Regardless of whether the Company is successful in the Action, it will continue to own at least a 50% undivided interest in the Nevada Properties by virtue of its contractual rights.

                  In June 1996, the Company entered into an agreement with Harrison Western Construction Corporation ("Harrison") to perform contract mine development services on the Company's Nevada Properties. In October 1997, these services ceased and a dispute arose between the parties. The scope of work estimated at the time of commencement was approximately $600,000 as projected by Harrison. At termination of the agreement, Harrison reportedly furnished a total amount of services and materials totaling approximately $1,684,000 without completion of the objectives for which the parties entered into the agreement. The Company paid approximately $1,155,000, in 1997, in cash to Harrison and in November 1996 issued 100,000 shares of the Company's stock in payment of $250,000 of services. In July 1997, an additional 65,000 shares were issued to Harrison as collateral for any unpaid and owing amounts. Subsequent to the termination of the agreement, Harrison filed a mechanic's and materialman's lien in the amount of $482,749 on the Company's Nevada property in January 1998. This filing was, in the opinion of the Company, in direct violation of specific clauses contained in the agreement between the parties.



          F23


                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 7 -      COMMITMENT AND CONTINGENCIES (continued)

                  In support of its lien, Harrison filed a lawsuit in July 1998 in Federal District Court in Nevada. In August 1998, the Company was granted a motion to stay the proceedings and enter arbitration. The parties have been ordered to report to the Federal District Court the status of the arbitration proceedings on or before November 30, 1998. The Company believes that any arbitration agreement or damages would not have a material impact on the Company's financial statements.

                  In July 1998, the Company and several stockholders filed a lawsuit, in United States District Court for the Central District of California against its Debenture holders. The lawsuit contends that the defendants violated Section 10(b) and 13(g) of the Securities Exchange Act, Section 1962(b) of the Racketeer Influenced and Corrupt Organizations Act, and committed fraud by engaging in a fraudulent scheme to manipulate and artificially depress the market in and for the Company's common stock by use of massive short sales. The Plaintiffs seek an unspecified amount of damages, including punitive damages, a judicial declaration that the terms, conditions and covenants of certain debentures and subscription agreements were violated and certain injunctive relief.

                  In July 1998, the Company and certain board members and officers of the Company were named as defendants in lawsuits filed by certain debenture holders. Each suit claims that the defendants breached certain debentures and subscription agreements and failed to file a registration statement with the Securities and Exchange Commission. Also, the suits claim that the defendants were in violation of Section 10(b) and 20(a) of the Securities and Exchange Act. The Company and other defendants deny any wrong doings and intend to vigorously defend both these lawsuits. The impact of these lawsuits on the Company's financial position or operations cannot be determined presently.

                  Jonasa Agreement
                  In February 1998, a dispute arose between the Company's subsidiary, Equatorial and Jonasa. In addition, the Company had been considering transferring its operations closer to the principal port in the area, Belem, to sell more of its products for export, and consolidating its operations with the administration of its Brazilian operations. As a result, Equatorial and Jonasa entered into a compromise and settlement agreement which resulted in the removal of substantially all equipment from the Sao Miguel sawmill facility and the abandonment of its operations in Sao Miguel. Given these events, the legality of the Jonasa Timber Concession could be contested by Jonasa. However, the Company believes any such actions by Jonasa would be defendable by the Company and that the Concession is still valid.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 7 -      COMMITMENT AND CONTINGENCIES (continued)

                  Regulations
                  The Company's mining operations, exploration and timber activities are subject to various foreign, federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Management believes that the Company is in material compliance with all applicable laws and regulations.

                  Investment Agreement
                  During the year ended May 31, 1998, the Company entered into an agreement for an investor to purchase up to $14,000,000 of the Company's common stock over a period of three years from March 28, 1998. The principal terms of the agreement are as follows:

                  - The sale of the Company's common stock to the investor will be in the form of a Put Notice in which the Company will designate the dollar amount of shares to be purchased by the investor. Each Put Notice must be in an amount not less than $50,000. The number of shares to be issued under each Put Notice shall be an amount equal to the Put amount divided by 78% of the lowest sale price of the common stock as listed on the principal exchange during the ten trading days prior to the Put Notice.

                  - The Company may not issue a Put Notice if a)trading of the Company's common stock is suspended or delisted, b)the closing price of the Company's common stock is less than $.25 per share, c)a registration statement, covering the shares, is not effective or is subject to a stop order or is otherwise suspended, d)the Dow Jones Industrial Average has dropped more than 3% within the preceding five business days, or e)the common stock is not then registered under the Exchange Act.

                  - Also, with the issuance of the shares the investor is to receive common stock purchase warrants to purchase shares of the Company's common stock. Each warrant shall be for the purchase of shares in an amount equal to 12% of the number of shares of common stock purchased and with an exercise price of equal to 94% of the average closing bid price for the Company's common stock on the exchange for ten trading days prior to the Put Notice. The warrant shall be exercisable for a five-year period.

                  - To the extent that the Company has not delivered Put Notices to the investor on or before one year from the date of the agreement in an aggregate dollar amount equal to the lessor of a)$4,666,667 or b)the maximum dollar amount with respect to which Put Notices could have been delivered prior to such date, then any warrants that have not been issued had such Put Notices been delivered shall be issued. The exercise price of the warrants shall be equal to 94% of the average closing bid price for the Company's common stock on the exchange during the ten trading days prior to the one year anniversary.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 7 -      COMMITMENT AND CONTINGENCIES (continued)

                  - To the extent that the Company has not delivered Put Notices to the investor on or before two years from the date of the agreements in an aggregate dollar amount equal to the lessor of a)$9,333,332 or b)the maximum dollar amount with respect to which Put Notices could have been delivered prior to such date, then any warrants that have not been issued had such Put Notices been delivered shall be issued. The exercise price of the warrants shall be equal to 94% of the average closing bid price for the Company's common stock on the exchange during the ten trading days prior to the two year anniversary.

                  - To the extent that the Company has not delivered Put Notices to the investor on or before the termination of the agreement in an aggregate dollar amount equal to $14,000,000 or b)the maximum dollar amount with respect to which Put Notices could have been delivered prior to such date, then any warrants which have not been delivered to the investor which would have been issued had such Put Notices been delivered shall be issued. The exercise price of the warrants shall be equal to 94% of the average closing bid price for the Company's common stock on the exchange during the ten trading days prior to the termination date.

NOTE 8 -      STOCKHOLDERS' EQUITY

                  Preferred Stock
                  The Company is authorized to issue up to 250,000 shares of Preferred Stock with a par value of $1.00 per share. The Preferred Stock may be issued from time to time in one or more series.

                  In October 1995, the Board of Directors authorized Series A Preferred Stock ("Old Series A") for up to 250,000 shares. The Old Series A holders are entitled to receive an 8% per annum cumulative dividend and a liquidating preference of $10 per share. The holders of the Old Series A shall have the right to convert each share of Series A into 10 shares of the Company's common stock, for the period of issuance to December 31, 1997. The Old Series A shares automatically convert to 10 shares of the Company's common stock upon the earlier of December 31, 1997 or the Company successful completion of an IPO for more than $5,000,000.

                  In January 1998, the Board of Directors authorized a Series A Preferred Stock ("New Series A") for up to 250,00 shares. The New Series A holders are entitled to receive an 8% per annum cumulative dividend payable December 31, 1998 and a liquidating preference of $3.50 per share. The New Series A shares automatically convert into one share of the Company's common stock on December 31, 1998. Also, each New Series A share has a common stock purchase warrant entitled to purchase two shares of the Company's common stock at $3.00 per share on or before December 31, 1999.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 8 -      STOCKHOLDERS' EQUITY (continued)

                  For the years ended May 31, 1996 and 1997, the Company issued 132,510 and 95,809, respectively, of Old Series A for aggregate proceeds of $1,791,425. As of May 31, 1998, 20,875 Old Series A shares have not been converted which have cumulative dividends of $35,172. These shares are being converted as the holders present them for conversion.

                  In December 1997, the Company declared a dividend for shareholders of record as of December 31, 1997. The dividend is to be paid in one New Series A for each 100 shares of the Company's common stock. As of May 31, 1998, the Company has issued approximately 155,539 New Series A shares of the total to be issued of 167,789.

                  Common Stock
                  For the year ended May 31, 1997, the Company had the following
                  significant  common  stock  transactions   (see  Note  12  for
                  Subsequent Events):

                        - Issued 120,000 common shares to certain employees for services rendered. The Company has valued the shares at $240,000 based upon the $2 market price of the Company's common shares at the time.

                         - Issued 100,000 common shares to its mining contractor in Nevada to settle a mining contract payable of $250,000. The shares were valued at the amount of the payable settled. The fair value of the shares at the time was approximately $2.50 per share.

                         - Issued 1,087,133 common shares to certain shareholder creditors for the conversion of $410,626 in debt. The Company recorded a financing expense of $677,000 (included in general and administrative expenses) for the excess of the fair market value of the shares over the amount of the debt. The fair market value was determined as the $1 per share price at which the Company was issuing its shares in a private placement at the time.

                  For the year ended May 31, 1998, the Company had the following significant common stock transactions:

                         - Issued 814,378 shares for payment of services rendered by employees and unrelated parties. The shares have been valued at $1,553,170, the fair market value at the date of issuance.

                         -  Issued   338,302   shares   for   the conversion  of
                            convertible debentures for $334,472 of discounted principal.

                         - Issued 2,280,199 shares for the conversion of Old Series A Preferred Stock for $207,444 of par value and $205,244 of cumulative dividends.

                         - Issued 289,426 shares for the payment of liquidated damages of $409,500 associated with the convertible debentures.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998


NOTE 8 -      STOCKHOLDERS' EQUITY (continued)

                         - Issued 5,000,000 shares for the acquisition of timberlands in Brazil for $3,984,375, the fair market value of the stock at the date of issuance. The shares have been issued as escrow shares per the Company's purchase contract. The shareholder is required to perform certain financial obligations prior to the release of the shares from escrow. Also, the Company has to complete its due diligence as to the proper conveyance of the deeds for the land. The Company has not recorded the purchase as an asset until the Stockholder's obligations and the Company's due diligence have been completed. (See
                            Note 2 - "Timberlands").

                         - Issued 2,743,698 shares as collateral for shareholder
                           notes of which $436,088 of principal and interest and 355,000 shares have converted to common stock for the year ended May 31, 1998.

                         - Issued 582,575 shares for the conversion of shareholder notes and accrued interest for $772,289, of which $436,088 represents principal and interest for shareholder notes secured by common stock, the fair market value of the shares at the date of the issuance of the notes.

                  Warrants
                  During the year ended May 31, 1997, warrants were issued to third parties for an aggregate of 412,500 shares. In accordance with SFAS 123, the Company expensed $1,206,875 in connection with these warrants.

                  During the year ended May 31, 1998, the Company had the following significant issuances of warrants:

                     - Issued to a shareholder for services 200,000 warrants to purchase the Company's common stock at $2.50 per share for a period from date of grant to May 2000. The Company recognized compensation expense of $268,996, the fair market value of the warrants at date of grant.

                     - Issued for services 350,000 warrants to purchase the Company's common stock at $4.06 per share for a period from date of grant to June 2002. The Company recognized compensation expense of $10,000, the fair market value of the services rendered.

                     - Issued 167,789 warrants to purchase two shares of the Company's common stock at $3.00 per share on or before December 31, 1999 in association with the New Series A shares.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998



NOTE 8 -      STOCKHOLDERS' EQUITY (continued)


                  Stock Options
                  The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employess", and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the proforma amounts indicated below:

                                             For The Years Ended,
                                             --------------------
                                                   May 31,
                                            1997                1998
                                          -------              ------
                  Net Loss
                     As Reported         $(6,535,952)         $(9,282,695)
                                         ============         ===========
                     Proforma            $(6,584,802)         $(9,315,016)
                                         ============         ===========

                  Basic Loss Per Share
                     As Reported         $(      .61)         $(     0.62)
                                         ============         ============
                     Proforma            $(      .62)         $(     0.62)
                                         ============         ============



                  These proforma amounts may not be representative of future disclosures because they do not take into effect proforma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended May 31, 1997 and 1998: dividend yields of 0% and 0%, respectively; expected volatility of 44% and 129%, respectively; risk-free interest rates of 6.63% and 5.74%, respectively; and expected life of 1.0 and 3.0 years, respectively.

                  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998



NOTE 8 -      STOCKHOLDERS' EQUITY (continued)


The following summarizes the stock option and warrant transactions (see Note 12 for Subsequent Events):

                                                   Weighted                         Weighted
                                                   Average                          Average
                                Stock Options      Exercise           Other         Exercise
                                 Outstanding        Price           Warrants         Price
                                 -----------        -----           --------         -----

Balance, May 31, 1996                230,000       $   1.00          125,000         $  2.50
  Granted                            150,000       $   1.70          387,500         $  3.81
  Exercised                               -                               -
  Canceled                                -                               -
                                    --------                        -------

Balance, May 31, 1997                380,000       $   1.70          512,500         $  3.49
  Granted                             50,000       $   1.00          793,039         $  3.80
  Exercised                               -                       (  100,000)        $  1.00
  Canceled                                -                               -
                                     -------                      ----------

Outstanding, May 31, 1998            430,000       $   1.70        1,205,539         $  3.90
                                     =======                       =========

Exercisable, May 31, 1997            380,000       $   1.70          512,500         $  3.49
                                     =======                       =========

Exercisable, May 31, 1998            430,000       $   1.70        1,205,539         $  3.90
                                    ========                       =========

The weighted average remaining contractual lives of the options and warrants are
8.0 and 3.1 years, respectively, at May 31, 1998.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998



NOTE 9 -      INCOME TAXES


                  The Company has recorded no income tax benefit, nor has deferred taxes in any year due to a net operating loss carryforward amounting to approximately $25,000,000 at May 31, 1998, which will expire, if not utilized, starting 2002.

                  There are no significant temporary differences between the Company's tax and financial bases.

                  Following is a reconciliation between income tax provision (credit) and the amount that would result from applying the
                  U. S. statutory rate to pretax income (loss):

                                                            May 31,
                                                 1997                   1998
                                                 ----                   ----
                  Income Tax Credit at
                    Statutory Rate            $(1,430,000)          $(3,634,624)
                  Lack of Taxable Income
                    in Carryback Period         1,430,000             3,634,624
                                              -----------           -----------
                  Income Tax Provision        $         -           $         -
                                              ===========           ===========

                  Following are the  components  of the  Company's  deferred tax
                  asset   resulting   from  the   Company's  net operating  loss
                  carryforward  at each period:

                                                         May 31,
                                                 1997                   1998
                                                 ----                   ----

                  Deferred Tax Asset          $5,300,000             $9,900,000
                  Valuation Allowance         (5,300,000)            (9,900,000)
                                              -----------           -----------
                  Net Deferred Tax Asset      $        -             $        -
                                              ===========            ==========

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998



NOTE 10 -  GEOGRAPHIC AND SEGMENT INFORMATION

             Geographic Information
             Financial data by geographic area as of and for the years ended May 31, 1997 and 1998 were as follows:

                                                            Operating            Identifiable
                1997                   Sales                   Loss                 Assets
             ----------            -------------           -------------           ----------
             United States                    -            $(5,823,572)          $ 3,661,472
             Indonesia -             (   318,165)            2,600,000
             Brazil                      287,148           (   221,236)            2,323,751
                                    -------------           -----------           -----------
                Total               $    287,148           $(6,362,973)          $ 8,585,223
                                    ============           ===========           ===========


                1998
             ----------
             United States         $      41,740           $(6,740,233)          $ 3,407,899
             Indonesia -             (    13,110)            1,400,000
             Brazil                      515,951            (2,449,036)            1,577,947
                                    ------------            ----------           -----------
                Total               $    557,691           $(9,202,379)          $ 6,385,846
                                    ============           ===========           ===========


             Financial data by segment as of and for the years ending May 31, 1997 and 1998 were as follows:


                1997                     Timber                Mining              Total
             ----------             -------------          ------------        ------------
             Sales                  $    287,178           $         -         $   287,178
                                    ============           ============        ===========

             Operating Loss         $(   221,238)          $(2,379,049)          $(5,597,286)
             General Corporate
               Expenses                        -                     -            (3,789,165)
                                    ------------         --------------          -----------
             Net Loss               $(   221,238)          $(2,379,049)          $(6,386,452)
                                    ============           ============          ===========

             Identifiable Assets    $ 2,323,751            $ 5,829,783           $ 8,153,534
             Corporate Assets                                   -                     -                431,689
                                    -----------            -----------           -----------
             Total Assets           $ 2,323,751            $ 5,829,783           $ 8,585,223
                                    ===========            ===========           ===========

             Capital Expenditures   $    253,998           $         -           $    253,998
                                    ============           ===========           ============

             Depreciation           $      5,500           $    18,431           $     23,931
                                    ============           ===========           ============





<PAGE     F-32


                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998



NOTE 10 - GEOGRAPHIC AND SEGMENT INFORMATION (continued)


                1998                     Timber                Mining              Total
             ----------             -------------          ------------        -----------
             Sales                  $    515,951           $     41,740        $   557,691
                                    ============           ============        ============

             Operating Loss         $(2,449,036)           $(1,768,388)        $(4,217,424)
             General Corporate
               Expenses                       -                      -          (4,984,955)
                                    -----------            -----------         -----------
             Net Loss               $(2,449,036)           $(1,766,388)        $(9,202,379)
                                    ===========            ===========         ===========

             Identifiable Assets    $ 1,577,947           $ 4,336,000          $ 5,913,947
             Corporate Assets                 -                     -              471,899
                                    -----------           -----------          -----------
             Total Assets           $ 1,577,947           $ 4,336,000          $ 6,385,846
                                    ===========           ===========          ===========

             Capital Expenditures   $    320,702          $        -           $    320,702
             Corporate Expenditures            -                   -                 12,739
                                    ------------          ----------           ------------
             Total Expenditures     $    320,702          $        -           $    333,441

             Depreciation           $     16,857          $        -           $     16,857
             Corporate Depreciation            -                   -                 18,788
                                    ------------          ----------           ------------
                Total Depreciation  $     16,857          $        -           $     35,645
                                    ============          ==========           ============

             One customer accounted for approximately 20% of the Company's sales for the year ended May 31, 1997.

NOTE 11 -  RESTATEMENTS

                  The Company has restated its financial statements for the year ended May 31, 1997 to account for the rescission, in December 1997, of a $3,000,000 note agreement with an officer of the Company's Brazilian subsidiary. The effect of the restatement was to decrease long-term debt and Brazilian timber concession by $2,596,729.

                  As explained in Note 2, the Company has restated its financial statements as of May 31, 1996 and for the year ended May 31, 1997 to provide for impairment of its mining properties in accordance with SEC guidelines. The effect of the restatement was as follows:

                                                  Increase (Decrease)
                                              -------------------------------
                                                                  Accumulated
           Period            Net Loss          Property             Deficit
         -------------      ----------        -----------          ----------
          May 31, 1997      $2,173,444        $(3,120,873)         $3,120,873
          May 31, 1996      $        -        $         -          $  947,429

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1997 AND 1998



NOTE 11 -     RESTATEMENTS (continued)

                  The amounts as of May 31, 1996 relate solely to the Nevada property. The 1997 amounts are as a result of the impairment of Nevada and Indonesia (increase in net loss and decrease in property):

                                             Nevada               Indonesia
                                             ------               ---------
                  May 31, 1997             $1,946,662              $226,782


NOTE 12 -     SUBSEQUENT EVENTS

                  Tropical Woods Concessions
                  In August 1998, the Company entered into an agreement with Tropical Woods to harvest timber from 1,380 hectares, in Para, Brazil, for a period of thirty years.

                  Stock Purchase Agreement
                  In September 1998, the Company entered into a stock purchase agreement to sell 5,500,000 shares of its common stock for $500,000.

                  Simultaneously with the stock purchase agreement, the Company issued a stock option for the purchase of up to 70,000,000 shares of the Company's common stock at a price of $0.335 per share and expiring in September 2005. However, at present, the Company's Articles of Incorporation authorizes the issuance of up to 50,000,000 shares of the Company's common stock. If the Company does not gain stockholders' approval for an increase in the number of authorized shares, to allow for the exercise of the option, then the option will be cancelled. If the option is cancelled, the purchaser may elect to rescind the purchase agreement and receive a refund of the purchase price, or obtain from the CEO and COO their securities of the Company, owned by them. The option holders have planned to transfer a portion of the options to the Company's CEO and COO. While the number of options that may be transferred has not been specified, it is anticipated that it will be material.

                  Also, the Company has agreed to use its best efforts to create a class of preferred stock which converts to the Company's common stock, on a public sale, with attributes no less favorable than those comprising the shares of common stock purchased, as stated above. The preferred stock will have voting rights to elect three Directors, and the Company has the right to exchange the preferred stock for the common stock acquired, as stated above.







<PAGE     48


               8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE


Changes in Certifying Accountants
---------------------------------

    On July 7, 1998, the Company dismissed Jackson & Rhodes P.C., the Company's independent auditors.

    In connection with its audits of the Company's financial statements for the Company's most recent fiscal years, there were no disagreements with Jackson & Rhodes P.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Jackson & Rhodes P.C., would have caused Jackson & Rhodes P.C. to make reference to the matter in their report. Jackson & Rhodes' report on the Company's financial statements for each period for which Jackson & Rhodes performed an audit of the Company's financial statements contained no adverse or disclaimer of opinion and was not modified or qualified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the board of directors of the Company.

    On July 7, 1998, the board of directors appointed Merdinger, Fruchter, Rosen & Corso, P.C. to serve as the Company's independent auditors for the fiscal year ended May 31, 1998.

                                    PART III

        9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The Company's Bylaws authorize the creation of the offices of President, Treasurer (Chief Financial Officer), one or more Vice Presidents, Secretary, and one or more Assistant Secretaries and Assistant Treasurers as the Board of Directors deems proper. The Bylaws also provide for not less than three directors and not more than seven directors who shall hold office until the following annual meeting of the shareholders. The Bylaws further provide that the number of directors may be increased by the affirmative vote of the Board of Directors or a majority in interest of the shareholders at an annual or special meeting.

    The executive officers and directors of the Company are as follows:

         Name                    Age                   Position
         ----                    ---                   --------
  Christopher D. Michaels         55     President and Chairman of the Board

  Jeffrey S. Kramer               44     Senior Vice President, Chief Financial
                                         Officer,
                                         Chief Operating Officer,
                                         Secretary-Treasurer, and Director

  Stanley J. Mohr                 62     Vice President of Shareholder Relations
                                         and Director

  Joe C. Rude III, M.D.           53     Director

  William E. Wilson               82     Director

  Lloyd S. Pantell                46     President of Terra Resources Brazil,
                                         Ltda.


     Christopher D. Michaels, Age 55, cofounded the Company in June 1986. He has served as President, Chief Executive Officer and Chairman of the Board since 1986. Mr. Michaels is also a director, President and Chairman of the Board of Equatorial Resources, Ltd. and the Chairman and a director of Kalimantan Resources, Ltd., subsidiaries of the Company. Mr. Michaels received a bachelor of arts degree from Alfred University located in New York and after graduation, took a post with the United States government overseas. Since 1980, Mr. Michaels has acted in a sales and management capacity in corporations primarily engaged in mining and minerals and other resources. Mr. Michaels has both a comprehensive background and experience in international relations and has spent extensive time, both nationally and internationally, at the various company timber and mining locations.

<PAGE     50

     Jeffrey S. Kramer, Age 44, Senior Vice President, Chief Financial Officer, Secretary-Treasurer, and Director, has held these positions since 1989. Mr. Kramer is also a director, vice president and the secretary-treasurer of Equatorial Resources, Ltd. and a director and the secretary-treasurer of Kalimantan Resources, Ltd. Mr. Kramer attended the City College of New York. He has held management positions with Continental Cafes. As Chief Financial
Officer, Mr. Kramer's responsibilities include business affairs, contract administration, public relations, and broker and shareholder relations. He has traveled both nationally and internationally on behalf of the company to conduct contract negotiations and assist in the supervision of the Company's projects.

     Stanley J. Mohr, Age 62, Vice President of Shareholder Relations, has been with Nevada Manhattan Mining since 1986 and a director of the company since 1992. He is also a director of Kalimantan Resources, Ltd. Mr. Mohr has been employed as a marketing executive with several mining and exploration companies and has gained extensive experience in many phases of operations in the mining industry.

     Joe C. Rude III, Age 53, has been a Director since April, 1995. Dr. Rude has been a shareholder of record since 1989 and has been an active member of the Shareholders' Advisory Committee for several years representing shareholders at Directors meetings. Dr. Rude is a graduate of the University of Texas at Austin (pre-med.) and later from Southwestern Medical School in Dallas, Texas in 1970. From 1977 to 1995, he was associated with Cobb Radiology Associates, Austell, Georgia, which merged with Quantum Radiology in 1995. Since 1995, Dr. Rude has been a diagnostic radiologist at Quantum Radiology. Dr. Rude also is a co-owner of the Ambulatory Care Center.

     William E. Wilson, Age 82, was elected a director in April, 1998. He has been a shareholder of record since 1987 and has recently served on the Shareholders' Advisory Committee representing shareholders at Board of directors meetings. Mr. Wilson began his career in the insurance industry in 1934. Mr. Wilson joined the Army Air Corps in 1941, serving as a pilot and flying instructor. In 1945, he rejoined the Insurance agency as a partner. In 1952, he was recalled to active duty and served during the Korean conflict until his release in 1954. Mr. Wilson retired from active reserve as a Lt. Col. In 1964. He purchased his own insurance agency in 1954. The agency was sold to Underwood-Anderson & Associates in 1985; however, Mr. Wilson remained an associate agent until his retirement in 1996. During his insurance career, he was an active participant in civic affairs. He has held insurance licenses plus Real Estate Broker and Securities licenses (Florida).

     Lloyd S. Pantell, Age 46, has been the President of the Company's subsidiary, Terra Resources Brazil, Ltda. ("Terra"), since February, 1998. Mr. Pantell is a graduate of the University of California at Los Angeles (B.A., 1973 Psychology) and later from Pepperdine University School of Law (J.D., 1977) and the Georgetown University Law Center (LL.M., 1978). From 1978 to 1980, Mr. Pantell served as staff counsel to McCulloch Oil Corporation, Los Angeles, California. After that time, Mr. Pantell was a private law practitioner with emphasis in business law, natural resource law, and securities until serving in his present capacity with Terra.

Regulatory Proceedings

    In May 1989, the Company received notice that the Securities and Exchange Commission (the "Commission") had commenced an informal investigation into the Company's compliance with the registration and disclosure requirements of the Securities Act of 1933 (the " '33 Act") and the Securities Exchange Act of 1934 (the " '34 Act"). Thereafter the Commission commenced an extensive review of the Company's books and records relating to the Company's business and mining operations, its capital raising activities, and its financial condition and history. Through all stages of the investigation, the Company voluntarily cooperated with the Commission.

    On August 3, 1993, the Commission and the Company agreed to terminate the Commission's investigation by the entry of a consent judgment against the Company and certain of the Company's past and present key employees. These key employees include Christopher D. Michaels, Jeffrey Kramer and Stanley Mohr. The terms and conditions of the consent judgment can be summarized as follows:

        1. The Company neither admitted nor denied any of the allegations alleged by the Commission;

        2. The Company and its officers, agents, servants, employees, and others receiving actual notice of the consent judgment are permanently restrained and enjoined from violating section 5 of the '33 Act or from selling securities in interstate commerce unless and until a registration statement is in effect or the security or transaction is exempt from the registration provisions of the '33 Act and/or the '34 Act;

        3. The Company and its officers, agents, servants, employees, and others receiving actual notice of the consent judgment are permanently restrained from engaging in any transaction, practice, or course of conduct, employing any course of conduct, or obtaining any money or property by means of an untrue statement of a material fact, or any omission to state a material fact, necessary to make the statements made in light of the circumstances under which they were made not misleading in violation of the antifraud provisions of the '33 Act and the '34 Act.

    As part of the consent judgment, the Company was required to engage an independent certified public accountant to conduct a full and complete analysis of the disposition of all funds received by the Company from investors and, to the extent so discovered, to disgorge all ill-gotten gains.

    On April 7, 1994, in response to the audits completed by the certified public accountant, the Company and the Commission entered into a stipulation regarding the resolution of all outstanding issues which then existed, which stipulation was entered as an order by the United States District Court for the Central District of California. Such stipulation contained an acknowledgement that the Company and its executive officers had received no ill-gotten gains as a result of prior activities by the Company in offering and selling its securities, and that the consent judgment resolved once and for all, all issues raised by the Commission as a result of the Company's prior activities. The Company and the persons named in the formal order of investigation were not required to pay any fines or required to disgorge any monies previously received by it in connection with its securities.

    On February 27, 1989, the Pennsylvania Securities Commission issued a cease and desist order against the Company and Christopher D. Michaels, Jeffrey S. Kramer, Stanley J. Mohr, and William Michaels prohibiting them from violating
Section 201 of the Pennsylvania Securities Act of 1972 relating to the sale of unregistered "penny stocks."

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Agreement with Gold King Mines Corporation
------------------------------------------

    On April 1, 1995, the Company entered into an Agreement with Gold King Mines Corporation ("Gold King"), Denver, Colorado. Under the terms of this Agreement, Gold King has agreed to provide the services of William R. Wilson on a consulting basis at the rate of $500 per day. The initial term of the consulting agreement was through December 31, 1995, and extended for one-year periods upon mutual agreement between Gold King and the Company. Gold King and the Company have extended this consulting agreement for three years.

    Mr. Wilson has provided various services to the Company including the preparation of the Business Plan. Mr. Wilson possesses a professional degree in metallurgical engineering from the Colorado School of Mines, Golden, Colorado, and has been awarded a Master's in Business Administration from the University of Southern California, Los Angeles, California. In his more than thirty years of experience, Mr. Wilson has, for the past fifteen years served in various seniority executive capacities with engineering, construction, and consulting firms, many of such capacities as president or the chief executive officer of mining companies operating in the United States and internationally. Mr. Wilson is the past chairman of the Colorado Mining Association and serves on the boards of two publicly traded international resource companies.

    Mr. Wilson's primary responsibility to the Company has been and will be to act as project manager for the Nevada Property and to provide technical and managerial consulting to the Company on the Indonesian Concessions.

<PAGE     53

Agreement with British Far East Holdings Ltd.
---------------------------------------------

    On April 30, 1997, the Company entered into a financial and management services agreement with British Far East Holdings Ltd. ("BFE"). Under this agreement, BFE has agreed to provide the personal services of Arthur Lipper III to the Company for a period of thirty-six months to assist the Company with respect to financial and business matters. The Company has agreed to pay BFE $5,000 per month for the first three days of service and $1,000 per diem for each additional day of service rendered by Mr. Lipper under the contract. The agreement also grants to BFE warrants to purchase up to 100,000 shares of the Company's Common Stock at one hundred twenty percent (120%) of the April 30, 1997 market price of $5.75 per share (subject to adjustment for certain events) vesting at the rate of thirty-three and one-third percent (33 1/3%) per year after the first twelve months of service.

Agreement with Eco-Rating International
---------------------------------------

    In order to better assure compliance with applicable Brazilian environmental laws and regulations, the Company has entered into an agreement with Eco-Rating International, Zurich, Switzerland ("Eco-Rating"). Under the terms of the agreement, Eco-Rating has agreed to assist in the development of an "eco-efficiency model" designed to establish environmental management guidelines for the Company's operations in Brazil. It is the objective of the Company to establish a reputation as a leader in the timber industry in environmentally related issues and to develop its properties in a manner best designed to properly reclaim any areas harvested pursuant to its concessions.


      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission reports of ownership and of changes in beneficial ownership of Common Stock and other equity securities of the Company. For the fiscal year ended May 31, 1998, all reports were timely filed except three late filings of Form 4 by Joe C. Rude III, a director of the Company.

                           10. EXECUTIVE COMPENSATION

Executive Compensation
----------------------

    The table set forth below identifies the compensation paid to the Company's executive officers for the last three completed fiscal years (i.e. fiscal years ending May 31, 1996; May 31, 1997; and May 31, 1998):

                                                      SUMMARY COMPENSATION TABLE

                                                                                       Long Term Compensation
                                                                        ---------------------------------------------------
                                                                                Awards                      Payouts
                                 Annual Compensation                    ------------------------    ------------------------
                  ---------------------------------------------------   Restricted   Securities                     All
Name and                                              Other                Stock     Underlying       LTIP         Other
Principal                                             Annual              Award(s)     Optional/    Payouts     Compensation
Position          Year       Salary($)   Bonus($)  Compensation($)(1)       ($)        SARs(#)         ($)            ($)
----------       ------    -----------  ---------- -----------------    ----------- ------------  ------------   -----------

Christopher
Michaels,        1998      $ 156,000       --            $5,408               --       10,000(2)       --             --
President        1997      $ 251,299       --            $6,264               --       10,000          --             --
and Chairman     1996      $ 100,449       --            $6,316        $ 225,000(3)    10,000          --             --
of the Board

Jeffrey          1998      $ 156,000       --            $6,056               --       10,000(2)       --             --
Kramer,          1997      $ 224,397       --            $8,080               --       10,000          --             --
Senior Vice      1996      $ 117,791       --            $7,658        $ 225,000(3)    10,000          --             --
President and
Director



Stanley Mohr,    1998      $91,000    $61,250(4)         $6,840               --       10,000(2)       --             --
Vice President   1997      $79,500         --            $5,875               --       10,000          --             --
And Director     1996      $78,214         --            $5,400               --       10,000          --             --

------------
(1) The Company incurs the annual cost of health insurance for Messrs. Michaels, Kramer and Mohr and their respective dependents.

(2) The Company has granted stock options to all members of its board of directors in the amount of 10,000 shares per full year of service as an active member of the board. These options may be exercised at $1.00 per share of Common Stock. Options may not be exercised after the expiration of 10 years from the date of the grant and are nontransferable other than by inheritance. As of the date of this Annual Report, the Company has granted options aggregating 120,000 shares to Mr. Michaels, 90,000 shares to Mr. Kramer and 60,000 shares to Mr. Mohr.

(3) The Company granted Messrs. Michaels and Kramer the option to purchase 900,000 shares of Common Stock each at an average price of $1.50 per share. These options were exercised during the year ended May 31, 1996, at which time the Company's board of directors agreed to issue these shares for services rendered. The Company has valued these restricted securities to be worth twenty-five cents ($.25) per share.

(4) The Company paid a bonus of 100,000 shares to Mr. Mohr for services during 1998. The Company has valued these restricted securities at 70% of market on May 31, 1998, or $.6125 per share.

OPTIONS AND STOCK APPRECIATION RIGHTS

    The table set forth below provides certain information concerning individual grants of stock options and stock appreciation rights (whether granted in connection with stock options or as "freestanding" rights made during the last fiscal year of the Company ending May 31, 1998) to each of the named executive officers, directors, and/or others noted below:

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                                           % of Total
                                  Number of Securities    Options/SARs
                                  Underlying Options/      Granted to          Exercise
                                        SARS                Employees            or Base     Expiration
          Name                       Granted(4)           in Fiscal Year       Price($/Sh)      Date
          ----                       ----------           --------------       -----------      ----

Christopher D. Michaels(1)...          10,000                   20%              $ 1.00      May 31, '06
Jeffrey S. Kramer(1).........          10,000                   20%              $ 1.00      May 31, '06
Stanley Mohr(1)..............          10,000                   20%              $ 1.00      May 31, '06
Joe Rude III(1)..............          10,000                   20%              $ 1.00      May 31, '06
Edna Pollack(2)                        10,000                   20%              $ 1.00      May 31, `06

---------------
(1) The Company has granted stock options to all members of its board of directors pursuant to Stock Option Agreements executed at various times. Under the terms of these agreements, each director has been granted options to purchase 10,000 shares of Common Stock per full year of service. The exercise price for such options is $1.00 per share. The years in which stock options were initially granted to each respective board member are as follows: Christopher Michaels, 1986; Jeffrey Kramer, 1989; Stanley Mohr, 1993, Joe Rude' III, 1996 and Edna Pollack, 1996. In 1996, the Stock Option Agreements relating to Messrs. Michaels, Kramer and Mohr were extended so that they may be exercised through May 31, 2006. The remaining may not be exercised after the expiration of ten (10) years from the date of grant and are nontransferable other than by inheritance.


(2) The Company has granted stock options to all members of its board of directors pursuant to Stock Option Agreements executed at various times. Under the terms of these agreements, each director has been granted options to purchase 10,000 shares of Common Stock per full year of service. The exercise price for such options is $1.00 per share. The years in which stock options were initially granted to each respective board member are as follows: Christopher Michaels, 1986; Jeffrey Kramer, 1989; Stanley Mohr, 1993, Joe Rude' III, 1996 and Edna Pollack, 1996. In 1996, the Stock Option Agreements relating to Messrs. Michaels, Kramer and Mohr were extended so that they may be exercised through May 31, 2006. The remaining may not be exercised after the expiration of ten (10) years from the date of grant and are nontransferable other than by inheritance.

(3) Ms. Pollack's term as director ended on April 17, 1998.

    The following table sets forth, on an aggregated basis, certain information with regard to Options and SAR Exercises during the year ending May 31, 1998 by each of the named executive officers:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                               Number Of Unexercised    Value Of Unexercised
                                               Securities Underlying        In-The-Money
                                                   Options/SARS              Option/SARs
                    Shares Acquired              at May 31, 1998            At May 31, 1998
                       On Exercise    Value       Exercisable/               Exercisable/
       Name                (#)      Realized      Unexercisable             Unexercisable
       ----                ---      --------      -------------             -------------

Christopher D.
  Michaels......            0            0            120,000                    --
Jeffrey S. Kramer           0            0             90,000                    --
Stanley Mohr                0            0             60,000                    --



DIRECTOR COMPENSATION

Director compensation in fiscal year ended May 31, 1998, consisted solely of stock options granted in the quantities and under the terms noted in footnote
(1) to the OPTIONS/SAR GRANTS IN LAST FISCAL YEAR table above.




       11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

    The following table sets forth certain information as of August 14, 1998, regarding the record and beneficial ownership of the Common Stock with respect to: (i) any individual or group of affiliated individuals or persons owning, of record or beneficially, five percent (5%) or more of the outstanding shares of the Common Stock; (ii) the amount of shares of Common Stock owned by each executive officer and director of the Company; and (iii) the number of shares of Common Stock owned, of record or beneficially, by the directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners listed below, based upon information provided by such owners, have sole voting and investment power with respect to such shares.

                                           Amount and
                                            Nature of
 Title          Name and Address            Beneficial           Percent of
of Class       of Beneficial Owner             Owner              Class (1)
--------    ------------------------       ------------          ----------

(i)
Common      Roy Skluth                     5,000,000(2)           14.79%
            116 Avenue I
            Redondo Beach, CA  90277
(ii)
Common      Christopher D. Michaels          729,417(3)            2.16%
            5038 N. Parkway Calabasas
            Calabasas, CA 91320

Common      Jeffrey S. Kramer                770,000 (4)           2.28%
            5038 N. Parkway Calabasas
            Calabasas, CA 91320

Common      Stanley L. Mohr                  212,000 (5)            .63%
            5038 N. Parkway Calabasas
            Calabasas, CA  91320

Common      Joseph C. Rude' III, M.D.      3,256,230 (6)           9.629%
            3065 River N. Pkwy.
            Atlanta, Georgia  30328

Common      William E. Wilson                122,959                .36%
            1819 E. Brainard St.
            Pensacola, FL  32503
(iii)
Common      All Officers and               5,090,606 (7)          15.05%
            Directors as a Group
            (5 persons)

------------
(1) In addition to the 33,385,149 shares of Common Stock outstanding as of August 14, 1998, the percentages noted in this column assume the issuance of 430,000 shares of Common Stock pursuant to various options primarily to existing management which may be issued in whole or in part within 60 days of the date of this Annual Report.

(2) Should Roy Skluth be unable to meet his financial obligation to the Company, as described elsewhere in this Annual Report, the Company will be able to retain the Timberlands and cancel these shares. (See "Properties - Timberlands" in Part I of this Report.)

(3) Includes options to purchase up to 120,000 shares of Common Stock which may be exercised in whole or in part within 60 days of the date of this Annual Report.

(4) Includes options to purchase up to 90,000 shares of Common Stock which may be exercised in whole or in part within 60 days of the date of this Annual Report.

(5) Includes 105,000 shares held in the name of Lomar Trust as well as options to purchase up to 60,000 shares of Common Stock which may be exercised in whole or in part within 60 days of the date of this Annual Report.

(6) Includes shares owned by Carolyn Rude and Cobb Radiology (an affiliate of Dr. Rude) as well as options to purchase up to 30,000 shares of Common Stock which may be exercised in whole or in part within 60 days of the date of this Annual Report.

(7) Includes options to purchase up to 330,000 shares of Common Stock by all Directors and Officers as a group which may be exercised in whole or in part within 60 days of the date of this Annual Report.



               12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the last fiscal year the Company entered into certain transactions with Jeffrey S. Kramer, an officer and Director of the Company. Specifically, as of August 14, 1998, Mr. Kramer has loaned the Company an aggregate of $718,000 which is evidenced by promissory notes payable in his name (the "Notes"). The Notes are: payable in September 1998 and bear interest at the rate of 8.0%.

During the last fiscal year the Company entered into certain transactions with Joe C. Rude, a Director of the Company, and his wife, Dr. Carolyn Rude. As of August 14, 1998, Joe Rude/Carolyn Rude have loaned a total of $250,000 to the Company at an annual interest rate of 10%, some of which loans are collateralized by common stock and made an additional $95,000 investment in the Company for which they received 1,500,000 shares.

During the last fiscal year, the Company paid Christopher D. Michaels, CEO and Chairman, $45,000 of interest relating to loans in the prior fiscal year.

                      13. EXHIBITS AND REPORTS ON FORM 8-K


EXHIBIT
 NUMBER                DESCRIPTION OF EXHIBIT
---------            ---------------------------

3.(i)     Articles of Incorporation of Epic Enterprises, Ltd., Filed June 10,
          1985*

3.(ii)    Certificate   of  Amendment  to  Articles  of   Incorporation   of
          Epic Enterprises, Ltd., Filed September 11, 1987*

3.(iii) Certificate of Amendment to Articles of Incorporation of Nevada Manhattan Mining Incorporated Filed October 26, 1987*

3.(iv) Certificate of Amendment of Articles of Incorporation of Nevada Manhattan Mining Incorporated Filed August 31, 1995*

3.(v) Certificate of Determination of Preferences of Series A Preferred Stock of Nevada Manhattan Mining Incorporated Filed October 25, 1995*

3.(vi)    Bylaws of Epic Enterprises, Ltd.*

3.(vii)   Memorandum and Articles of Association of Equatorial Resources, Ltd. +

3.(viii)  Memorandum and Articles of Association of Kalimantan Resources, Ltd. +

3.(ix) Amended Certificate of Determination of Preferences of Series A Preferred Stock of Nevada Manhattan Incorporated Filed January 14, 1998 ++

3.(x) Certificate of Amendment of Articles of Incorporation of Terra Natural Resources Corporation Filed May 12, 1998

4.(i)     Pages 1, 3, 4, and 5 of the Bylaws of Epic Enterprises, Ltd.*

4.(ii) Pages 1 through 9 of Certificate of Determination of Preferences of Series A Preferred Stock of Nevada Manhattan Mining Incorporated Filed October 25, 1995*

4.(iii)   Stock Options Issued to Directors+

4.(iv)    Subscription Agreement dated April 14, 1997 with Silenus Limited**

4.(v)     Warrant to  Purchase  Common  Stock**

4.(vi)    Deed of Trust in favor of Silenus Limited**

4.(vii)   Form of Debenture**

4.(viii)  Subscription  Agreement dated July 15, 1997****

4.(ix)    Warrants to Purchase Common  Stock****

4.(x)     Form of Debenture****

EXHIBIT
 NUMBER                DESCRIPTION OF EXHIBIT
---------            ---------------------------
10.(i)    Mining Agreement Dated April 4, 1987*

10.(ii)   Amendment to Mining Agreement Dated December 9, 1987*

10.(iii)  Manhattan Mining Property Agreement Dated March 2, 1989*

10.(iv)   Corporation Quitclaim Deed Filed March 9, 1989*

10.(v)    Deed of Trust and Assignment of Rents Recorded March 9, 1989*

10.(vi)   Joint Venture Agreement Dated June 1993*

10.(vii)  Letter Agreement Dated August 10, 1995*

10.(viii) Amendment to Joint Venture Agreement Dated October 20, 1995*

10.(ix) Contract Between Nevada Manhattan Mining, Inc. and Harrison Western Construction Corp.*

10.(x)    Principles of Agreement Dated August 19, 1996, as amended***

10.(xi)   Employment Agreement Dated January 1,1995 with Christopher D.Michaels*

10.(xii)  Employment Agreement Dated January 1, 1995 with Jeffrey Kramer*

10.(xiii) Consulting Agreement with Gold King Mines Corporation Dated April 1,
          1995*

10.(xiv) Consulting Services Agreement Dated October 7, 1996 with Behre Dolbear & Company, Inc. *

10.(xviii)Letter Agreement dated April 23,1997 with British Far East Holding
          Ltd.**

10.(xix)  Addendum Agreement to Principles of Agreement+


10.(xx) Acquisition Agreement by and between Sinkamas Agunbg Ltd. and Kalimantan Resources, Ltd. dated January 26, 1997+

10.(xxi) Acquisition Agreement for Gold and Coal Concessions by and between Kalimas Jaya Ltd. and Kalimantan Resources, Ltd.+

10.(xxii) November 11, 1996 letter Agreement with Maderia Intex, S.A.
          International Exports+

10.(xxiii)Proposal for Sale and Purchase and Authorization for Exploration of Timber+

10.(xxiv) Eco-Rating Standard Agreement dated December 17, 1996+

10.(xxv)  Sale and Purchase Agreement dated February 6, 1997+

10.(xxvi) Agreement to Jointly Develop Timber Properties dated May 30, 1997****

EXHIBIT
 NUMBER                DESCRIPTION OF EXHIBIT
---------            ---------------------------

10.(xxvii)Agreement to Acquire Sawmill dated May 30, 1997****

10.(xxviii)Agreement to Harvest Timber and Develop Harvest Properties****

10.(xxix)  Addendum to Contract for Extraction of Timber and Development of
           Timber Properties****

10.(xxx) Term Sheet for Royal Gold/Nevada Manhattan Mining Agreement and Option to Purchase dated November 25, 1997

10.(xxxi)  Cooperation Agreement with Metsa Timber dated March 3, 1998

10.(xxxii) Agreement Re Acquisition of Timber Rights dated April 22, 1998

10.(xxxiii)Addendum No. 1 to Agreement Re Acquisition of Timber Rights

1.(xxxiv) Addendum No. 2 to Agreement Re Acquisition of Timber Rights

10.(xxxv) Addendum No. 3 to Agreement Re Acquisition of Timber Rights

10.(xxxvi)Investment Agreement with Bristol Asset Management, LLC. dated March
          27, 1998

10.(xxxvii)Subscription Agreement with TiNV1, Inc. dated as of August 28, 1998

10.(xxxviii)Agreement with TiNV1, Inc. dated as of August 28, 1998

10.(xxxix) Option Agreement with TiNV1, Inc. dated as of August 28, 1998

10.(xl)   Letter Agreement with TiNV1, Inc. dated as of August 28, 1998

16        Letter on Change in Certifying Accountant +++

21        Subsidiaries of Small Business Issuer

27        Financial Data Schedule

99.(i)    Business Plan Dated July 1995*

99.(ii)   Business Plan Dated January 1997+
----------------
+.       Filed with Form 10 Filed April 3, 1997 and as amended

++       Filed with Form 10-QSB for the quarterly period ended February 28, 1998

+++      Filed with 8-K Current Report dated July 7, 1998

* Filed with Registration Statement on Form SB-2 on December 6, 1996 (Registration No. 333-17423).

** Filed with Registration Statement on Form SB-2 on May 28, 1997 (Registration No. 333-27923).

*** Principles of Agreement in original form filed with Registration Statement on Form SB-2 on December 6, 1996. Amendment to this document filed with Registration Statement on Form SB-2 on July 31, 1997 (Registration No. 333-27923).

**** Filed with Registration Statement on Form SB-2 on July 31, 1997 (Registration No. 333-27923).


REPORTS ON FORM 8-K

8-K Report dated March 31, 1998 to report the press release issued on March 31, 1998 announcing that the Company has secured $14 million in equity financing to fund its timber operations in South America.

                                   SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TERRA NATURAL RESOURCES
                                             CORPORATION

                                             /s/ Jeffrey S. Kramer
Date:    September 11, 1998              By: _______________________________
                                             Chief Financial Officer, Senior VP,
                                             and Director

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 President, Director
/s/ CHRISTOPHER D. MICHAELS      and Chief Executive          September 11, 1998
------------------------------   Officer
    Christopher D. Michaels

                                  Senior Vice President
/s/ JEFFREY S. KRAMER             Chief Financial             September 11, 1998
-----------------------------     Officer, Director
    Jeffrey S. Kramer


/s/ STANLEY J. MOHR                Director                   September 11, 1998
-----------------------------
    Stanley J. Mohr


/s/ JOE RUDE III, M.D.              Director                  September 11, 1998
-----------------------------
    Joe C. Rude III, M.D.


/s/ WILLIAM E. WILSON                Director                 September 11, 1998
-----------------------------
    William E. Wilson