Form 10QSB
period 1998-08-31
TERRA NATURAL RESOURCES CORP
filed 1998-10-20
CIK 848821

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

                        Commission file number: 001-12867

                      TERRA NATURAL RESOURCES CORPORATION
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

                      NEVADA MANHATTAN MINING INCORPORATED
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,885,168 of Common Stock and 176,414 of Series A Preferred Stock.

  Traditional Small Business Disclosure Format (check one):   Yes [X]  No [ ]

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                             (dba NEVADA MANHATTAN)
                              INDEX TO FORM 10-QSB






PART I   FINANCIAL INFORMATION                                     PAGE NO.

Item 1   Financial Statements for Terra Natural Resources Corp.

         Consolidated Balance Sheets -
           August 31, 1998 and May 31, 1998                             3

         Consolidated Statements of Operations -
           Three Months Ended August 31, 1998 and 1997                  4

         Consolidated Statements of Cash Flow -
           Three Months Ended August 31, 1998 and 1997                  5

         Notes to Consolidated Financial Statements                     6

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operation                           8



PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                             10

Item 2   Changes in Securities                                         10

Item 3   Defaults Upon Senior Securities                               10

Item 4   Submission of Matters to a Vote of Security Holders           10

Item 5   Other Information                                             10

Item 6   Exhibits and Reports on Form 8-K                              11

         Signature                                                     12

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                             (dba NEVADA MANHATTAN)
                           CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)           (Audited)
                                                 August 31, 1998      May 31, 1998
                                                 ---------------        ------------
           ASSETS
Current assets:
  Cash and cash equivalents                      $   221,273            $  81,529
  Accounts receivable, net of allowance
   for doubtful accounts of $150,000                 285,316              255,027
  Inventories                                         96,001              108,844
  Stock Subscription Receivable                      250,000
  Prepaid expenses                                   372,789              283,354
                                                   ---------              -------
      Total current assets                         1,225,379              728,754
Properties and equipment
  Mineral Properties:
    Domestic                                       2,936,000            2,936,000
    Indonesia                                      1,400,000            1,400,000
  Timber concession                                  700,000              700,000
  Machinery and equipment, net                       352,300              355,392
Other Assets                                         234,445              265,700
                                                  ----------           ----------
       TOTAL ASSETS                               $6,848,124           $6,385,846
                                                  ==========           ==========

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and Accrued Expenses           $1,524,254           $1,445,106
  Convertible Notes payable to stockholders
    - Secured by Common Stock                      1,264,520            1,366,075
  Notes Payable to Stockholders                      522,950              522,950
  Note Payable to Officer                            713,955              718,000
  Current portion of long-term debt                   32,214               32,214
                                                  ----------           ----------
           Total current liabilities               4,057,893            4,084,345

Long term debt                                        35,327               44,327
Convertible debentures                             2,407,771            2,313,459
                                                  ----------            ---------
           Total liabilities                       6,500,991            6,442,131
                                                  ----------            ---------
Commitments and contingencies                            ---                  ---
Stockholders' Equity (Deficiency):
  Preferred stock, $1 par, 250,000 shares
    Authorized, 176,414 outstanding
     At August 31, 1998 and May 31, 1998             176,414              176,414
  Common stock, $0.01 par, 49,750,000
     Shares authorized, 40,157,243 and
      26,492,543 shares issued and outstanding       401,572              264,926
  Additional paid-in capital                      30,540,415           28,715,550
  Accumulated Foreign Currency Translation            29,610               24,940
  Accumulated deficit                            (30,800,878)         (29,238,115)
                                                  ----------          -----------
    Total stockholders' equity (deficiency)          347,133            (  56,285)
                                                  ----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)                                      $6,848,124          $ 6,385,846
                                                  ==========          ===========

           See accompanying notes to consolidated financial statements

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                             (dba NEVADA MANHATTAN)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three Months Ended August 31, 1998 and 1997

                                                         (Unaudited)


                                                 1998                   1997
                                                 ----                   ----

  Revenues                                  $  248,649               $ 156,776

  Cost of Sales                                191,004                  80,595
                                               -------                  ------

  Gross profit                                  57,645                  76,181

  Exploration Costs                             78,008                     ---

  General and administrative Expenses        1,308,308               1,354,981
                                             ---------               ---------

  Net loss from Operations                  (1,328,671)             (1,278,800)

  Other Expenses                               234,092                     ---
                                             ---------               ---------

  Net Loss                                  (1,562,763)             (1,278,800)
                                            ----------               ---------

  Cumulative preferred dividends                   ---                  29,337
                                           -----------               ---------

  Net loss attributable to common
    shareholders                           $(1,562,763)            $(1,308,137)
                                           ===========             ===========

  Basic Loss Per Share                     $     (0.06)            $     (0.10)
                                           ===========             ===========

  Diluted Loss Per Share                   $     (0.06)            $     (0.10)
                                           ===========             ===========

  Weighted average shares outstanding       28,895,266              12,467,496
                                            ==========             ===========






           See accompanying notes to consolidated financial statements

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                             (dba NEVADA MANHATTAN)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three Months Ended August 31, 1998 and 1997

                                                      1998             1997
                                                     ------           ------
                                                   (Unaudited)       (Unaudited)

Cash flows from operating activities:
Net loss                                           $(1,562,763)     $(1,278,800)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Common stock issued for services                   196,092              ---
    Common Stock Issued for Financing Expense              ---
    Amortization of Debenture Discount                  94,312
    Depreciation and amortization                       15,771           99,909
  (Increase) Decrease
    Accounts receivable                                (30,289)         (13,391)
    Inventories                                         12,843
    Prepaid expenses                                    87,614         (320,849)
    Other Assets                                        31,255
  Increase (Decrease)
    Accounts payable and accrued Expenses              282,317          481,109
                                                       -------           -------
Net cash used in operating activities                 (872,848)      (1,032,022)
                                                      ---------      -----------

Cash flows from investing activities:
  Purchase of property and equipment                   (12,678)        (419,189)
                                                     ---------        ---------

Cash flows from financing activities:
  Proceeds from Issuance of convertible
   debentures                                            ---          1,500,000
  Payments on long-term debt                            (9,000)        (489,928)
  Proceeds from issuance of notes to
   stockholders                                         25,000
  Payments for Notes Payable to Officer                 (4,045)
  Proceeds from issuance of stock                    1,033,645                0
                                                     ---------          -------
Net cash provided by financing activities            1,020,600        1,035,072
                                                     ---------        ---------

Foreign Currency Translation Adjustment                  4,670              ---

Net increase (decrease) in cash and cash
  equivalents                                          139,744         (416,139)

Cash and cash equivalents at beginning of
  period                                                81,529          559,510
                                                   -----------       ----------

Cash and cash equivalents at end of period         $   221,273       $  143,371
                                                   ===========       ==========

Supplemental disclosure of cash flow information:
   During the three months ended August 31, 1998 and 1997, the Company paid no income taxes and no interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the three months ended August 31, 1998, the Company issued: 722,754 shares of its common stock for services rendered by employees and third parties for $196,092; and 138,834 shares of its common stock for $187,846 of liquidating damages associated with the Convertible Debentures.

           See accompanying notes to consolidated financial statements

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1998, the results of operations for the three months ending August 31, 1998 and 1997, and the cash flows for the three months ended August 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1998.


2.   Business

     The Company's business is the harvesting of timber and the production of rough sawn lumber and other finished wood products in Brazil, the exploration and mining of precious metals in Nevada and the exploration of precious metals and coal in Indonesia. The Company holds various rights to develop and/or harvest timber properties on up to approximately 950,000 hectares located in the states of Para and Amazonas, Brazil; the right to conduct sawmill operations at a 3.6 hectare sawmill facility located near the port city of Belem, Para, Brazil; and the right to conduct exploration activities on seven (7) gold properties and four (4) coal properties in Indonesia. In August 1998, the Company entered into an agreement to harvest timber from an additional 1,380 hectares in Para, Brazil, for a period of thirty years.

3.   Other

     A. On August 31, 1998, the Company announced that it received an initial capital infusion of $500,000 from a group led by Tetsuo Kitagawa. Mr. Kitagawa had a 25-year history with the Marubeni Group and until recently was the financial managing director of Marubeni's subsidiary in Holland. Mr. Kitagawa is currently assigned by the Office of the President of the Russian Federation to form investment funds in and outside of Russia under the management of the Office of the President of the Russian Federation for the improvement of its economy. Mr. Kitagawa, with his group, will provide full-time management and financial services for the Company. The Company has been reviewing acquisition candidates submitted through the Kitigawa Group, many of which are located in the countries of the former Soviet Union. On October 14, 1998, Mr. Kitagawa was elected a director of the Company by the Board of Directors.

     B. From July 1997 through October 16, 1998, Jeffrey S. Kramer, Chief Operating Officer, provided loans to the Company, aggregating approximately $714,000. Mr. Kramer and the Company are currently contemplating a partial settlement of these outstanding loans through the issuance of restricted common shares by the Company.

  4.   Subsequent Events

     A. On September 24, 1998, the Company announced that it executed a letter of understanding to acquire the controlling interest of "Chrustalnaia" of Russia. Chrustalnaia owns and operates five mines with significant reserves as well as 100 percent of "Stanum" which is involved in harvesting, cutting and fabricating timber, also with substantial reserves. Chrustalnaia/Stanum has gross revnues of approximately $16.2 million for fiscal 1997 as presented in their Russian-audited balance sheet. A recognized major accounting firm will be retained to perform an audit of the Russian balance sheet and assets, and the final closing will be subject to such confirmation and the preparation of a more definitive agreement prepared in accordance with the laws of the United States and the other appropriate countries which will contain other closing conditions. Chrustalnaia's mining activities include mining, processing ore of colored metals and obtaining concentrates in the fields of gold, silver and tin, and functions under the direction of Dr. Alexander Gonchar. Dr. Gonchar is a well-known academician and a respected member of the Academy of Science in Russia as well as other highly respected scientific communities.

     B. On September 10, 1998, the Company announced that Dr. Thomas Ward, consultant to the U.S. Department of Energy and the Pentagon, has agreed to become a member of the Company's Advisory Committee in the capacity of Executive Consulting Director for Scientific Development Mr. Ward, an internationally respected scientist, was for a period of six years, a representative of the United States in Russia in charge of the nuclear demilitarization program. Mr. Ward owns his own consulting company which contracts a number of scientists providing project expertise to the U.S. government and private companies. Ward will head the Company's Research and Development Department in a number of areas including monocrystallite silicon and isotope development. In addition, he will implement the technology to process Russian timber for export to the U.S. in order to preserve the United States' forests and parks in accordance with the Gore-Russian Agreement which starts in the year 2000 and is in the range of 20 million cubic meters of timber.

          On October 13, 1998, the Company formed Science & Technology Resources, Inc., which is currently structured as a wholly owned subsidiary, for the purpose of developing its technological division to be headed by Mr. Ward.

     C. The Company is in the final stages of negotiation with Cyprus Amax Coal Company for the exploration and development of one of the Company's coal properties in East Kalimantan, Indonesia.

     D. On October 5, 1998, the Company announced that it had signed an agreement for the acquisition of a substantial interest in oil and revenue-producing gas leases located on the Plainview natural gas field on 25,000 acres of gas prospects. The agreement on the leases located in Macoupin County in southwest Illinois is with S.M.T.V. and Western Pipeline Group. In its initial due diligence on a small part of the holdings prior to entering into the agreement, the Company has been able to confirm approximately an initial 4.76 BCF of natural gas. Additional due diligence and confirmation is planned to commence immediately.

     E. On October 13, 1998 the Board of Directors elected Tetsuo Kitagawa and Neil H. Lewis as directors, expanding the Board to seven members. Mr. Kitagawa has been President of SYMIC, a management consulting firm, since October 1997, prior to which he was employed by Marubeni Finance (Holland). For the last six of those years he was a Managing Director of Marubeni Finance, which is a wholly-owned subsidiary of Marubeni, one of Japan's leading general trading companies. Mr. Lewis is an attorney in private practice and a consultant to the Company.



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION

Comparison of Results of Operations - Three months Ended August 31, 1998 and August 31, 1997.
--------------------------------------------------------------------------------

Revenues for three months ended August 31, 1998 were approximately $249,000 as compared to approximately $157,000 for the same period in 1997. The sales in both periods relate to the Brazilian operations. The $92,000 increase in Sales is due to increased efficiencies. The gross margin for the three months ended August 31, 1998 was approximately 23% as compared to approximately 49% for the same period in 1997. The decrease in the gross margin is attributable to increased labor costs. The General and Administrative Expenses and exploration costs in the aggregate for the three month period ending August 31, 1998 increased slightly compared to the same period in 1997. Although the Company's operating activities increased for the three months ending August 31, 1998 over the same period in 1997, General and Administrative Expenses and exploration costs in the aggregate rose only slightly due to the Company's ability to control corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position as of August 31, 1998 was a deficit of approximately $2,833,000. Almost since inception, the Company has experienced pressure on its working capital position due to operating losses and the need to continually invest in exploration activities on the Nevada Property and, more recently, the Brazilian Properties, the Silobat Property and the remainder of the Indonesian Concessions.

To raise funds in the past, the Company has relied upon private placements of its equity securities. In the quarter ending August 31, 1998, the Company raised approximately $1,242,000 pursuant to such private placements.

On March 27, 1998, the Company executed an agreement securing $14 million in equity financing, primarily to fund its timber operations in South America. The financing, through Bristol Asset Management Company II LLC, requires an effective registration statement and enables the Company to draw up to $14 million over a three-year period. As of the filing date of this Quarterly Report, the Company has not effected a registration statement covering the common stock to be issued pursuant to the $14 million equity financing agreement.

As of August 28, 1998, TiNV1, Inc., ("TiNV1"), entered into a Subscription Agreement and a letter agreement with the Company pursuant to which TiNV1 purchased 5,500,000 shares of the Company's common stock for $500,000.

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

The pending acquisition of Chrustalnaia and the formation of Science & Technology Resources, Inc. are also being developed for the purpose of increased revenues.

The Company anticipates that it will require additional capital and intends to secure it through its agreement with Bristol Assets Management Company II LLC, by utilizing a publicly registered offering of its securities, the capital provided by the TiNV1 transaction, "Private Placements" and/or funds generated from its Brazilian operations.

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                             (dba NEVADA MANHATTAN)


                           PART II - OTHER INFORMATION


1.    LEGAL PROCEEDINGS

As reported in the Company's Annual Report on Form 10-KSB, on July 14, 1998 the following lawsuit was filed in United States District Court for the Central District of California (Case No. 98-5624 JSL CTx) (the "Securities Action") on behalf of the Company and Francis Parkes, Dr. Joe C. Rude, Christopher D. Michaels, who are individual Company shareholders: Francis Parkes, Dr. Joe C. Rude III, Christopher D. Michaels and Nevada Manhattan Mining, Inc. v. Sheldon Salcman, Arie Rabinowitz, Mayer Rooz, Thomson Kernaghan & Co. Limited, Soreq, Inc., Silenus Limited, Mary Park Properties, L.H. Financial Services, Austost
Anstalt  Schaan,  Tusk  Investments,  Inc.,  Mendel  Group,  Inc.,  Top  Holding
International, Ltd., Praha Investments S.A., UFH Endowment, Ltd., Atead Consulting S.A., and Ausinvest Anstalt Balzers, In the Securities Action, plaintiffs contend that defendants violated Section 10(b) and 13(g) of the Securities Exchange Act, Section 1962(b) of the Racketeer Influenced and Corrupt Organizations Act, and committed fraud by engaging in a fraudulent scheme to manipulate and artificially depress the market in and for the Company's common stock by use of massive short sales. Plaintiffs seek an unspecified amount of damages, including punitive damages, a judicial declaration that the terms, conditions and covenants of certain debentures and subscription agreements were violated and certain injunctive relief.

During this quarterly period, various defendants filed motions to dismiss and/or transfer venue.

2.       CHANGES IN SECURITIES

Not applicable.

3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

5.       OTHER INFORMATION

Not applicable.

6.       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------

Exhibit Description                                                Reference No.
-------------------                                                -------------
Amended By-Laws of Terra Natural Resources Corporation                  3.(xi)

Financial Data Schedule                                                  27

REPORTS ON FORM 8-K
-------------------

8-K Report dated July 15, 1998 to report the press release issued on July 15, 1998 announcing that the company and certain company stockholders filed a lawsuit in the U.S. Federal District Court in Los Angeles seeking damages, among other things, for an alleged fraudulent scheme to depress the market price of the Company's common stock.

8-K Report dated July 7, 1998 to report Changes in Certifying Accountants.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Terra Natural Resources Corporation

                                          /s/ Jeffrey S. Kramer
     October 20, 1998               __________________________________________
                                    Jeffrey S. Kramer, Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
Number                     Description of Exhibit
-------                    ----------------------

3.(xi)        Amended By-Laws of Terra Natural Resources Corporation

27            Financial Data Schedule