Form 10QSB/A
period 1998-08-31
TERRA NATURAL RESOURCES CORP
filed 1998-10-23
CIK 848821

               United States Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 1

                                       to

                                  FORM 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934. For the quarterly period ended August 31, 1998.

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