Form 10QSB/A
period 1998-02-28
TERRA NATURAL RESOURCES CORP
filed 1998-11-25
CIK 848821

                                       1
                United States Securities and Exchange Commission
                             Washington, D.C. 20549


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




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              NEVADA MANHATTAN MINING INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                   (Unaudited)       (Audited)
                                                                    MAY 31, 1997
Current assets:                                   FEB. 28, 1998      (Restated)
                                                 --------------    ------------
       Cash and cash equivalents                 $      9,354      $    559,510
       Accounts receivable                             64,481            58,161
       Inventory                                       45,000              --
       Prepaid expenses                               948,222           622,710
                                                 ------------      ------------
           Total current assets                     1,067,057         1,240,381
                                                 ------------      ------------
Property and equipment
     Mineral Properties
       Domestic                                     2,936,000         2,936,000
       Indonesia                                    2,600,000         2,600,000
     Brazilian timber concession                    1,460,000           700,000
     Furniture, fixtures, equipment                   781,346           431,840
        Less accumulated depreciation                (140,185)          (82,998)
                                                 ------------      ------------
                                                    7,637,161         6,584,842
                                                 ------------      ------------
                                                    8,704,218         7,825,223
                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                  415,464           544,738
    Accrued liabilities                               925,676           441,535
    Notes payable to stockholders                   2,058,497           712,321
    Current portion of long-term debt                  60,000           303,818
                                                 ------------      ------------
        Total current liabilities                   3,459,637         2,002,412
                                                 ------------      ------------
Convertible debentures                              2,264,167         1,333,333
Long term debt                                         24,540            72,695
                                                 ------------      ------------
        Total liabilities                           5,748,344         3,408,440
                                                 ------------      ------------
Commitments and contingencies
Stockholders' equity:
  Common stock to be issued                           760,000               108
  Preferred stock, $1 par, 250,000 shares
   Authorized, 207,608 and 228,319                    207,608           228,319
   outstanding At February 28, 1998
  Common stock, $0.01 par, 49,750,000
   Shares authorized, 16,099,562 and
   12,273,565 shares issued                           160,995           122,736
  Additional paid-in capital                       26,106,812        23,699,575
  Accumulated deficit                             (24,279,541)      (19,633,955)
                                                 ------------      ------------
        Total stockholders' equity                  2,955,874         4,416,783
                                                 ------------      ------------
                                                 $  8,704,218      $  7,825,223
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

                                      10
5.   SUBSEQUENT EVENTS:

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




                                         Nevada Manhattan Mining, Incorporated

  Amendment No. 1                               /s/ Jeffrey S. Kramer
   Nov. 24, 1998                     ------------------------------------------
                                    Jeffrey S. Kramer, Chief Financial Officer

[Marked Copy of this filing follows]

                                      1
                United States Securities and Exchange Commission
                             Washington, D.C. 20549



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




           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              NEVADA MANHATTAN MINING INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                   (Unaudited)       (Audited)
                                                                    MAY 31, 1997
Current assets:                                   FEB. 28, 1998      (Restated)
                                                 --------------    ------------
       Cash and cash equivalents                 $      9,354      $    559,510
       Accounts receivable                             64,481            58,161
       Inventory                                       45,000              --
       Prepaid expenses                               948,222           622,710
                                                 ------------      ------------
           Total current assets                     1,067,057         1,240,381
                                                 ------------      ------------
Property and equipment
     Mineral Properties
       Domestic                                     2,936,000         2,936,000
                                                                      ---------
       Indonesia                                    2,600,000         2,600,000
     Brazilian timber concession                    1,460,000           700,000
                                                                      ---------
     Furniture, fixtures, equipment                   781,346           431,840
        Less accumulated depreciation                (140,185)          (82,998)
                                                 ------------      ------------
                                                    7,637,161         6,584,842
                                                                      ---------
                                                 ------------      ------------
                                                    8,704,218         7,825,223
                                                                      ---------
                                                 ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                  415,464           544,738
    Accrued liabilities                               925,676           441,535
    Notes payable to stockholders                   2,058,497           712,321
    Current portion of long-term debt                  60,000           303,818
                                                 ------------      ------------
        Total current liabilities                   3,459,637         2,002,412
                                                 ------------      ------------
Convertible debentures                              2,264,167         1,333,333
Long term debt                                         24,540            72,695
                                                                      ---------
                                                 ------------      ------------
        Total liabilities                           5,748,344         3,408,440
                                                                      ---------
                                                 ------------      ------------
Commitments and contingencies
Stockholders' equity:
  Common stock to be issued                           760,000               108
  Preferred stock, $1 par, 250,000 shares
   Authorized, 207,608 and 228,319                    207,608           228,319
   outstanding At February 28, 1998
  Common stock, $0.01 par, 49,750,000
   Shares authorized, 16,099,562 and
   12,273,565 shares issued                           160,995           122,736
  Additional paid-in capital                       26,106,812        23,699,575
                                                                     ----------
  Accumulated deficit                             (24,279,541)      (19,633,955)
                                                                    ------------
                                                 ------------      ------------
        Total stockholders' equity                  2,955,874         4,416,783
                                                                      ---------
                                                 ------------      ------------
                                                 $  8,704,218      $  7,825,223
                                                                      ---------
                                                 ============      ============



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

                                       10
5.   SUBSEQUENT EVENTS:

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




                                         Nevada Manhattan Mining, Incorporated


  Amendment No. 1                               /s/ Jeffrey S. Kramer
   Nov. 24, 1998                     ------------------------------------------
  --------------
                                    Jeffrey S. Kramer, Chief Financial Officer