Form 10KSB/A
period 1998-05-31
TERRA NATURAL RESOURCES CORP
filed 1998-11-25
CIK 848821

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               AMENDMENT NO. 1 TO

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

      Securities registered pursuant to Section 12(b) of the Act:  None



        Securities registered pursuant to Section 12(g) of the Act:

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

Number of shares of Common Stock, $.01 Par Value, outstanding at August 14, 1998, was 33,385,149.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1998 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  5

               Risk Factors                                                22

Item   3.      Legal Proceedings                                           30

Item   4.      Submission of Matters to a Vote of Security Holders         32

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         33

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         34

Item   7.      Financial Statements                                        36
                                                                       F1-F33

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         37

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act  37

Item  10.      Executive Compensation                                      41

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                              43

Item  12.      Certain Relationships and Related Transactions              44

Item  13.      Exhibits and Reports on Form 8-K                            45

Signatures                                                                 48

                                     4
                                     PART I

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

     The Company holds various rights in and to the following properties: (i) timber harvesting rights to various timber properties aggregating up to approximately 774,000 hectares and sawmill facilities located in the state of Para, Brazil and approximately 184,000 hectares located in the state of Amazonas, Brazil (the "Brazilian Timber Properties"); (ii) real property and mining and exploration rights to twenty-eight (28) patented and one hundred-eighteen (118) unpatented claims aggregating approximately 1,800 acres (the "Nevada Property") which are located near the town of Manhattan, Nevada (approximately 45 miles northeast of Tonopah, Nevada); (iii) mining exploration rights to seven (7) gold concessions aggregating 39,400 hectares (98,500 acres) which are located in both the gold belt area of Kalimantan, Indonesia, and on the island of Sumatra (see "Indonesian Gold Concessions"); and (iv) four (4) coal properties located in Kalimantan, Indonesia, comprising 325,800 hectares (814,500 acres) (the "Indonesian Coal Concessions"). A more thorough description of the properties is contained within portions of this section of this Report entitled "The Brazilian Timber Properties," "The Nevada Property," and "The Indonesian Concessions."

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

     The amount ($100,000) budgeted by the Company for environmental compliance at this time is based on the Company's start-up environmental program related to the Brazilian Timber Properties. The Company previously expended approximately $50,000 through Eco-Rating International for the commencement of the development of an eco-efficiency model related to the Company's Brazilian Timber Properties. Subsequent to this start-up program, the Company has begun preparation of the next phase of development in this program, with targeted budgets at approximately $100,000 to be expended through Eco-Rating International and MLI, a sister company of Metsa Timber, a division of the Metsaliitto Group. Actual budgets related to this program are and will be suggested by Eco-Rating and/or MLI in the form of contracted services.

     At this time, the Company has not budgeted any sums for environmental expenses related to its mining operations since current activities are contracted out to third parties in the case of Indonesian operations, and no current activities are taking place on the Company's Nevada mining property other than maintenance. In the case of the Company's operations previously conducted on the Nevada mining property, all necessary permits were obtained from the nevada Division of Environmental Protection.

     Although the Company is not aware of any environmental compliance non-conformity, no assurances can be given that the Company may not be subject to environmental regulatory actions or experience environmental remediation or compliance costs in the future.


THE BRAZILIAN TIMBER PROPERTIES

     The Company has acquired timber harvesting rights in up to 774,000 hectares of timber properties located on various tracts of land in the state of Para, Brazil and approximately 184,000 hectares of timber located on a tract of land in the state of Amazonas, Brazil. In addition, the Company has entered into a lease agreement and is currently operating a sawmill facility located near the city of Belem, Para, Brazil.

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

                                       7
    In February 1998, a dispute arose between the Company's subsidiary, Equatorial, and Jonasa (see "Jonasa Concessions" in this section). In addition, the Company had been considering transferring its operations closer to the principal port in the area, Belem, to sell more of its products for export, and consolidating its operations with the administration of its Brazilian operations. As a result, Equatorial and Jonasa entered into a compromise and settlement agreement which resulted in the removal of about $230,000 in equipment from the Sao Miguel sawmill facility and the abandonment of its operations in Sao Miguel.

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


NO COMMERCIALLY VIABLE ORE DEPOSITS

     Even though the Company has reviewed reports and records of its mineral properties and believes them to have potential, there is no assurance that there are commercially viable ore deposits. Moreover, the Company has not established any proven or recoverable gold or ore deposits as of the date of this Annual Report.


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

CONSENT JUDGMENT AGAINST THE COMPANY AND CERTAIN EMPLOYEES

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

     See below with respect to the Company's lack of engaging in any hedging or similar transactions with respect to commodity price fluctuations.

LACK OF HEDGING TRANSACTIONS

     The Company does not presently engage in any hedging or other transactions which are intended to manage risks relating to commodity price fluctuations. While timber prices can fluctuate, in recent periods such prices have been relatively stable, and, accordingly, the Company has not elected to engage in any hedging transactions relating to timber. With respect to mineral resources, the Company does not presently engage in any hedging transactions since the Company's production of such resources is limited at the present time. At such time as the Company's production of such resources increases, the Company may engage in hedging or other transactions which are intended to manage risks relating to price fluctuations of these minerals. The Company also does not presently engage in hedging or other transactions which are intended to manage risks relating to fluctuations in foreign currency exchange rates, but may engage in such transactions as the revenues from foreign operations which are remitted to the United States increase. The Company's failure to engage in any such hedging transactions may result in a material adverse effect on the Company if commodity prices or foreign exchange rates fluctuate.

USE OF FORWARD-LOOKING STATEMENTS

     This Annual Report contains "forward-looking statements". Such statements are found in the Sections of this Annual Report entitled "BUSINESS," "PROPERTIES," and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION" and elsewhere. Prospective Investors are cautioned that the assumptions upon which such statements are based cannot be guarantied by the Company to occur in the future or that the overall success of the Company might be materially adversely affected should such bases (or some of them) not occur.


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

                                       33
                                     PART II

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

     The Company has applied for listing with the American Stock Exchange ("AMEX") by requesting a preliminary listing eligibility opinion. The AMEX has advised the Company that it does not believe that the Company is eligible for listing at this time.


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

                                       34
DIVIDENDS

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

     The  Brazilian  operations  represent  an  opportunity  for the  Company to generate significant cash flows for the first time. Over the past several months, Brazil has lost more than $30 billion (US) in foreign-exchange reserves because of President Fernando Henrique Cardoso's attempts to control inflation and support its currency, the real. The result has been the artificially-inflated value of the real and a loss of foreign investor confidence in Brazil's economy. To address its large budget and foreign-exchange reserves, Brazil is seeking up to $30 billion (US) in loans from the International Monetary Fund (the "IMF"). In order to obtain such financing, the Cardoso government has recently announced a three-year program of fiscal targets approved by the IMF. These include raising taxes significantly and slashing government spending. This is likely to lead to increased inflation (currently at 3% per annum) and may lead to a recession.

     The Company's subsidiary, Terra Resources Brazil, Ltda., exports the majority of its timber products to Europe, the Dominican Republic and, to a lesser extent, the United States. Its policy has been to receive payment in US dollars as a hedge against inflation. This policy will remain in effect. The Company has also undertaken to explore the possibility of establishing a trading company offshore from Brazil to receive payments as an additional protection from the financial uncertainty currently existing in the country. With the increase in its production to about 1,000 cubic meters of sawn timber products per quarter, its reduction in operating expenses, and its planned expansion of production facilities, the Company believes that adequate measures have been taken to minimize the effects of the uncertainty in the Brazilian economy.

    The Company anticipates that it will require additional capital and intends to secure it through its agreement with Bristol Assets Management Company II LLC, by utilizing a publicly registered offering of its securities, the capital provided by the TiNV1 transaction, "Private Placements" and/or funds generated from its Brazilian operations.

                                       37
                                      F-1


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

                                      F-4
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



          F23
                                      F-23

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

                                       39
Regulatory Proceedings

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

                                       40
SIGNIFICANT EMPLOYEES AND CONSULTANTS

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

10.(iii)  Manhattan Mining Property Agreement Dated March 2, 1989*

10.(iv)   Corporation Quitclaim Deed Filed March 9, 1989*

10.(v)    Deed of Trust and Assignment of Rents Recorded March 9, 1989*

10.(vi)   Joint Venture Agreement Dated June 1993*

                                       46
EXHIBIT
 NUMBER                DESCRIPTION OF EXHIBIT
---------            ---------------------------
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

10.(xxxix) Option Agreement with TiNV1, Inc. dated as of August 28, 1998

10.(xl)   Letter Agreement with TiNV1, Inc. dated as of August 28, 1998

16        Letter on Change in Certifying Accountant +++

21        Subsidiaries of Small Business Issuer

                                       47
EXHIBIT
 NUMBER                DESCRIPTION OF EXHIBIT
---------            ---------------------------
27        Financial Data Schedule

99.(i)    Business Plan Dated July 1995*

99.(ii)   Business Plan Dated January 1997+
------------------------------------------------------------------------------
+.       Filed with Form 10 Filed April 3, 1997 and as amended

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

                                             TERRA NATURAL RESOURCES
                                             CORPORATION
Amendment No. 1
                                             /s/ Jeffrey S. Kramer
Date:    November 24, 1998              By: _______________________________
                                             Chief Financial Officer, Senior VP,
                                             and Director

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 President, Director
/s/ CHRISTOPHER D. MICHAELS      and Chief Executive          November 24, 1998
------------------------------   Officer
    Christopher D. Michaels

                                  Senior Vice President
/s/ JEFFREY S. KRAMER             Chief Financial             November 24, 19988
-----------------------------     Officer, Director
    Jeffrey S. Kramer


/s/ STANLEY J. MOHR                Director                   November 24, 1998
-----------------------------
    Stanley J. Mohr


/s/ JOE RUDE III, M.D.              Director                  November 24, 1998
-----------------------------
    Joe C. Rude III, M.D.


/s/ WILLIAM E. WILSON                Director                 November 24, 1998
-----------------------------
    William E. Wilson

[Marked copy of Form 10KSB/A follows]

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                               AMENDMENT NO. 1 TO
                               ------------------


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
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
      incorporation or organization)


      5038 North Parkway Calabasas, Suite 100, Calabasas, California 91302
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (818) 591-4400


      Securities registered pursuant to Section 12(b) of the Act:  None
                                                                   ----




        Securities registered pursuant to Section 12(g) of the Act:


       Title of each class           Name of each exchange on which registered
       -----------------------------------------------------------------------
     Common Stock, $.01 Par Value            OTC Bulletin Board
     ----------------------------------------------------------

     Preferred Stock, $1.00 Par Value
     ----------------------------------------------------------

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

Number of shares of Common Stock, $.01 Par Value, outstanding at August 14, 1998, was 33,385,149.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1998 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4
                                                                          --

Item   2.      Properties                                                  5
                                                                           --

               Risk Factors                                                22
                                                                           --

Item   3.      Legal Proceedings                                           30
                                                                           --

Item   4.      Submission of Matters to a Vote of Security Holders         32
                                                                           --

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         33
                                                                           --

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         34
                                                                           --

Item   7.      Financial Statements                                        36
                                                                       F1-F33

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         37
                                                                           --

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act  37
                                                                           --

Item  10.      Executive Compensation                                      41
                                                                           --

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                              43
                                                                           --

Item  12.      Certain Relationships and Related Transactions              44
                                                                           --

Item  13.      Exhibits and Reports on Form 8-K                            45
                                                                           --

Signatures                                                                 48
                                                                           --

                                       4
                                     PART I

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

                                       5
     Terra Resources Brazil Ltda. (hereinafter "Terra") was incorporated in Brazil in May 1998, to replace Equatorial as the operating entity of the Company in Brazil. Terra is owned 99.5% by the Company and .5% by Terra's sawmill manager in nominee name of the company. Terra's address is Rod. Arthur Bernardes, Km. 9 S/N, Tapana, Belem, Para, Brasil.

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


     The Company holds various rights in and to the following properties: (i) timber harvesting rights to various timber properties aggregating up to
------------------------------
approximately 774,000 hectares and sawmill facilities located in the state of Para, Brazil and approximately 184,000 hectares located in the state of Amazonas, Brazil (the "Brazilian Timber Properties"); (ii) real property and
                                                               -----------------
mining  and   exploration   rights  to   twenty-eight   (28)  patented  and  one
--------------------------------------
hundred-eighteen (118) unpatented claims aggregating approximately 1,800 acres (the "Nevada Property") which are located near the town of Manhattan, Nevada (approximately 45 miles northeast of Tonopah, Nevada); (iii) mining exploration
                                                              ------------------
rights to seven (7) gold concessions  aggregating 39,400 hectares (98,500 acres)
---------
which are located in both the gold belt area of Kalimantan, Indonesia, and on the island of Sumatra (see "Indonesian Gold Concessions"); and (iv) four (4) coal properties located in Kalimantan, Indonesia, comprising 325,800 hectares (814,500 acres) (the "Indonesian Coal Concessions"). A more thorough description of the properties is contained within portions of this section of this Report entitled "The Brazilian Timber Properties," "The Nevada Property," and "The Indonesian Concessions."

                                       6
    Management of the Company generally reviews all proposed natural resource projects submitted by third parties. The Company initially will be heavily dependent upon the operations presently being conducted in Brazil.

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


     The amount ($100,000) budgeted by the Company for environmental  compliance
     ---------------------------------------------------------------------------


at this time is based on the Company's start-up environmental program related to
--------------------------------------------------------------------------------

the Brazilian Timber Properties.  The Company previously expended  approximately
--------------------------------------------------------------------------------
$50,000 through Eco-Rating International for the commencement of the development
--------------------------------------------------------------------------------
of an eco-efficiency model related to the Company's Brazilian Timber Properties.
--------------------------------------------------------------------------------
Subsequent to this start-up  program,  the Company has begun  preparation of the
--------------------------------------------------------------------------------
next  phase  of   development  in  this  program,   with  targeted   budgets  at
--------------------------------------------------------------------------------
approximately $100,000 to be expended through Eco-Rating  International and MLI,
--------------------------------------------------------------------------------
a sister company of Metsa Timber,  a division of the Metsaliitto  Group.  Actual
--------------------------------------------------------------------------------
budgets  related to this program are and will be suggested by Eco-Rating  and/or
--------------------------------------------------------------------------------
MLI in the form of contracted services.
--------------------------------------

     At this time,  the  Company  has not  budgeted  any sums for  environmental
--------------------------------------------------------------------------------
expenses  related  to  its  mining  operations  since  current   activities  are
--------------------------------------------------------------------------------
contracted  out to third  parties in the case of Indonesian  operations,  and no
--------------------------------------------------------------------------------
current  activities  are taking place on the Company's  Nevada  mining  property
--------------------------------------------------------------------------------
other  than  maintenance.  In the case of the  Company's  operations  previously
--------------------------------------------------------------------------------
conducted on the Nevada mining  property,  all  necessary  permits were obtained
--------------------------------------------------------------------------------
from the nevada Division of Environmental Protection.
-----------------------------------------------------

     Although  the  Company  is  not  aware  of  any  environmental   compliance
--------------------------------------------------------------------------------
non-conformity,  no assurances  can be given that the Company may not be subject
--------------------------------------------------------------------------------
to environmental regulatory actions or experience  environmental  remediation or
--------------------------------------------------------------------------------
compliance costs in the future.
------------------------------



THE BRAZILIAN TIMBER PROPERTIES


     The Company has acquired timber harvesting rights in up to 774,000 hectares
                              -----------------
of timber properties located on various tracts of land in the state of Para, Brazil and approximately 184,000 hectares of timber located on a tract of land in the state of Amazonas, Brazil. In addition, the Company has entered into a lease agreement and is currently operating a sawmill facility located near the city of Belem, Para, Brazil.


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

                                       7
    In February 1998, a dispute arose between the Company's subsidiary, Equatorial, and Jonasa (see "Jonasa Concessions" in this section). In addition, the Company had been considering transferring its operations closer to the principal port in the area, Belem, to sell more of its products for export, and consolidating its operations with the administration of its Brazilian operations. As a result, Equatorial and Jonasa entered into a compromise and settlement agreement which resulted in the removal of about $230,000 in equipment from the Sao Miguel sawmill facility and the abandonment of its operations in Sao Miguel.

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

                                       8
    Terranorte Concessions. On May 30, 1997, the Company's subsidiary, Equatorial, entered into an Agreement to Harvest Timber and Develop Timber Properties with Terranorte S.A. (the "Terranorte Agreement"). Under the terms of the original agreement, Terranorte granted to Equatorial the exclusive right to either harvest the timber or to purchase certain species of logs extracted by Terranorte which are located on approximately 20,000 hectares of timber property located near the town of Moju, Para, Brazil. In May 1997, Equatorial Resources began harvesting operations employing its own crews and purchasing harvested logs from Terranorte.

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

                                        9
    It is anticipated that Jonasa will dispute Equatorial's claims to the cutting rights on the Jonasa Concessions under the agreement because of the disputes which arose with respect to the sawmill operations in Sao Miguel do Guama and the agreement relating to that facility. To date, the parties have not conferred in an attempt to reach a mutually agreeable resolution of all disputes which remain, including the continuation of cutting rights to the Jonasa Concessions.

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

                                       10
THE NEVADA PROPERTY

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

                                       11
    On October 20, 1995, the Company and Mr. Harvey "as an individual and for Maran Holdings and Argus Resources" executed an agreement (the "Amended Joint Venture Agreement") which purports to amend the June 1993 Joint Venture Agreement. The Amended Joint Venture Agreement obligates Marlowe Harvey to convey to the Company within ten (10) days of the date of execution of such Agreement fifty-two percent (52%) of the outstanding and issued stock in Argus Resources, Inc.("Argus"), in exchange for the payment of One Hundred Forty-Seven Thousand Dollars ($147,000) to be paid in the future from a percentage of Argus' share of the net proceeds realized from the sale of gold production on the Nevada Property. In addition, Marlowe Harvey agreed to convey a one percent (1%) interest in the Nevada Property to the "management" of the Company (Messrs. Michaels and Kramer) in exchange for a "production payment" of Forty-Seven
Thousand Dollars ($47,000) likewise to be paid from future production attributable to Argus Resources, Inc. It was, and is, the intention of the Company's officers to convey their rights under the Amended Joint Venture
Agreement to the Company in exchange for the Company's assumption of such officers' obligations under such Agreement.


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

                                       12
    In March 1997, the Company entered into a Sale and Purchase Agreement with the Selig Entities. The Selig Entities were the original owners of the patented and unpatented mining claims comprising the Nevada Property, having perfected their rights to ownership pursuant to Federal and local law. Under the terms of this agreement, the Selig Entities agreed to sell to the Company one hundred percent (100%) of their interests in the Nevada Note, the Deed of Trust, and the Nevada Property for the sum of Three Hundred Seventy Five Thousand Dollars ($375,000) payable as follows: One Hundred Thousand Dollars ($100,000) in March 1997 and the balance plus all accrued and unpaid interest (calculated at the rate of 5.25%) on or before February 6, 1999. The Company in fact paid the first installment of One Hundred Thousand Dollars ($100,000) in March 1997 and prepaid the remaining balance in June 1997. As a result, all obligations to the Selig Entities have been fulfilled by the Company and the original note and deed of trust have been delivered by the Selig Entities to the Company. The agreement also acknowledges that the Company is the only person or entity legally entitled to conduct mineral operations on the Nevada Property. The Company is also required to pay all U.S. Bureau of Land Management annual maintenance fees associated with the claims comprising the Nevada Property. Such fees have been paid by the Company through August 1999.

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

                                       13
    An extensive antimony deposit (also containing gold and mercury values) was located near the 500-foot level and plans were made to begin mining activities after the renovation of the mine was completed. While continuing to explore for gold mineralization on the lower levels of the mine, the owners leased out the right to mine antimony-gold-mercury mineralization above the 600-foot levels in 1962 and production thereafter began.

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

                                       14
    In September 1993, the then joint venture partners began a decline (i.e. tunnel) in order to intercept a drill hole which had been drilled by Freeport Mining Company in 1983. The drill hole revealed that from 465 feet to 505 feet below the surface, an average gold grade of .886 ounces of gold per ton over 40 feet existed. The decline was completed during the Spring of 1994 and drill stations were prepared. Exploration and drilling activities commenced and were ongoing until October, 1997. The decline is approximately nine feet by nine feet and runs at an approximate twelve-degree grade. At the 500-foot level, a turnaround or transfer bay has been added to enable the operators of the mine to successfully remove ore in a cost-effective method.

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

                                       15
    o    Gold price of $390.

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

                                       17
    In accordance with SEC Industry Guide 7 and Statement of Financial Accounting Standards No. 121, the Company has provided an impairment against the Indonesian properties of $227,000 as of May 31, 1997. This represents the exploration expenditures as of December 31, 1996 as the properties do not contain any proven or probable reserves. In addition, for the year ended May 31, 1998, the Company has taken a write-down for the Sopang Gold Concession acquisition cost of $1,200,000.

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

    The gold mining concession subject to the Acquisition Agreement relates to a 62-hectare (155-acre) tract located in West Kalimantan and is known as the "Silobat Property" (which has been expanded to 2,000 hectares). Currently, PT Kajiwahida Mandiri, an Indonesian limited liability company ("PT Kajiwahida"), holds a Kuasa Pertambangan Eksploitasi license ("KPE") and a Kuasa Pertambangan Pengangkutan and Penjualan license ("KPPE") issued by the Indonesian Directorate General of General Mining and the Ministry of Mines and Energy on October 7, 1996. On December 21, 1996, PT Kajiwahida entered into a Mining Authorization Transfer Agreement with PT Duta Sena Rahayu, an Indonesian limited liability company ("PT Duta"), whereby PT Kajiwahida agreed to transfer its KPE and KPPE

                                       18
licenses to PT Duta in exchange for $5,000,000 payable as follows: $100,000 at the time of execution of the Acquisition Agreement; four consecutive installment payments of $100,000 each on the fourth days of February, March, April and May 1997; and a final payment of $4,500,000 at such time as official test results from exploration activities demonstrate the existence of at least 2,000,000 ounces of gold reserves. Should exploration activities reveal gold reserves of less than 2,000,000 ounces, the final payment is to be adjusted in relation to the amount of gold reserves so established. In addition, PT Kajiwahida was obligated to seek the appropriate governmental authority to expand its licenses to include a 2,000-hectare tract contiguous to the 62-hectare tract currently comprising the Silobat Property.


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

                                       19
    Recent political and economic conditions in the region have impacted the Company's plans with respect to some of these activities.

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

                                       20
    The Kalimas Acquisition Agreement requires Kalimas to convey a 51% interest in all current and future licenses which it acquires with respect to the Tomak Property. In addition, Kalimas and the Company have agreed that Kalimas will be entitled to receive a number of shares of Common Stock the amount of which was to be determined no later than July 1997. The Kalimas Acquisition Agreement further provides that the value of the Common Stock is to be determined at $10 per share, which was the approximate value as of January 26, 1997.

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

    Kuantan Property. The last gold concession subject to the Kalimas Acquisition Agreement is known as the Kuantan Property. The Kuantan Property is also located in Riau Province, Sumatra, Indonesia, and comprises 8,000 hectares. Kalimas derives its rights pursuant to a Development Agreement dated February 14, 1997, between it and PT Aksara Tama Pramita ("PT Aksara Tama"). PT Aksara Tama currently holds a KP for general survey and exploration. The general terms and conditions upon which Kalimas is to acquire an eighty percent (80%) interest in all current and future licenses on the Kuantan Property are similar to the

                                       21
terms and conditions upon which all other licenses subject to the Kalimas Acquisition Agreement have been acquired. The purchase price which Kalimas will be required to pay for the Kuantan Property is $1,000,000 payable as follows:
$250,000 upon execution of the Development Agreement and verification by Kalimas that PT Aksara Tama possesses marketable title to the concession without encumbrances, and $750,000 to be paid upon commencement of production and generation of net profits.

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



NO COMMERCIALLY VIABLE ORE DEPOSITS


     Even though the Company has reviewed reports and records of its mineral properties and believes them to have potential, there is no assurance that there are commercially viable ore deposits. Moreover, the Company has not established
                                       -----------------------------------------
any proven or  recoverable  gold or ore  deposits  as of the date of this Annual
--------------------------------------------------------------------------------
Report.
------



HISTORY OF LOSSES

    Although the Company was formed in 1985 to engage in precious metal mining activities, its net worth is limited. The Company has a stockholders' deficiency of $56,285. As of May 31, 1998, the Company has realized an aggregate net loss (since inception) of $29,238,115. Until the fiscal year ended May 31, 1997, the Company had failed to post revenues from operations. Total revenues for 1997 and 1998 were $287,178 and $557,691 respectively, and additional increases are anticipated. However, prospective Investors should be aware that the Company was

                                       23
a development-stage company that only recently (1997/1998) has begun to report sales. There is no guaranty that the Company's operations will be successful or realize a profit in the future. Moreover, the Company's net worth and the value of its Common Stock will ultimately be dependent upon the overall success of timber operations currently being conducted and to be conducted on the Brazilian Timber Properties, mining operations conducted on the Nevada Property, and the Indonesian Concessions.

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

                                       24
RISKS OF FORFEITURE TO BRAZILIAN TIMBER PROPERTIES

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

                                       25
    Ownership of licenses to explore for and/or exploit natural resources in foreign countries is also subject to political risks. The United States has important economic, commercial and security interests in Indonesia because of its growing economy and markets and its strategic location in relation to key international straits. The U.S. and Indonesia maintain cordial and cooperative relations, although the two countries are not bound by formal security treaties.

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

                                       26
    A change in the nature or magnitude of the Company's presently anticipated operations on the Nevada Property may trigger the need to obtain additional NDEP and other federal, state or local governmental approvals, licenses or permits. For example, water processing discharge needs may trigger the requirement that the Company obtain a water pollution control permit. The Company is currently preparing for submission of an application for a water pollution control permit. Other significant permits, required by a change in operations on the Nevada Property, might include an NDEP permit, air quality permit, waste management permit, archeological clearance and wildlife permit. There is no guaranty that the Company will be able to obtain any or all of the required federal, state or local permits that might be required to expand its operations on the Nevada Property.

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

                                       27
    Brazil: Both the federal government of Brazil and the state governments of Para and Amazonas have adopted laws and standards relating to the harvesting and reclamation of forest. These laws have not been completely adjudicated through the courts in Brazil. As a consequence, many government agencies have interpreted these laws and regulations in inconsistent manners, thereby contributing to uncertainty as to the Company's compliance with these standards. Failure to comply with these standards results in varying levels of sanctions, including the cessation of further activities. As discussed elsewhere, the Company intends to conduct its operations to meet or exceed these standards. Consequently, costs of operations will be higher.

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

                                       28
LACK OF DIVERSIFICATION

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


CONSENT  JUDGMENT  AGAINST  THE COMPANY AND CERTAIN EMPLOYEES


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

                                       29
        3. The Company and its officers, agents, servants, employees, and others receiving actual notice of the consent judgment are permanently restrained from engaging in any transaction, practice, or course of conduct, employing any course of conduct, or obtaining any money or property by means of an untrue statement of a material fact, or any omission to state a material fact, necessary to make the statements made in light of the circumstances under which they were made not misleading in violation of the antifraud provisions of the '33 Act and '34 Act.

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


     See below with respect to the Company's  lack of engaging in any hedging or
     ---------------------------------------------------------------------------
similar transactions with respect to commodity price fluctuations.
-----------------------------------------------------------------

                                       30
LACK OF HEDGING TRANSACTIONS
----------------------------


     The Company does not presently engage in any hedging or other  transactions
--------------------------------------------------------------------------------
which are intended to manage risks  relating to  commodity  price  fluctuations.
--------------------------------------------------------------------------------
While  timber  prices can  fluctuate,  in recent  periods  such prices have been
--------------------------------------------------------------------------------
relatively stable,  and,  accordingly,  the Company has not elected to engage in
--------------------------------------------------------------------------------
any hedging transactions  relating to timber. With respect to mineral resources,
--------------------------------------------------------------------------------
the Company  does not  presently  engage in any hedging  transactions  since the
--------------------------------------------------------------------------------
Company's  production of such  resources is limited at the present time. At such
--------------------------------------------------------------------------------
time as the Company's  production of such resources  increases,  the Company may
--------------------------------------------------------------------------------
engage in hedging  or other  transactions  which are  intended  to manage  risks
--------------------------------------------------------------------------------
relating to price  fluctuations  of these  minerals.  The Company  also does not
--------------------------------------------------------------------------------
presently engage in hedging or other  transactions  which are intended to manage
--------------------------------------------------------------------------------
risks relating to  fluctuations  in foreign  currency  exchange  rates,  but may
--------------------------------------------------------------------------------
engage in such  transactions as the revenues from foreign  operations  which are
--------------------------------------------------------------------------------
remitted to the United States increase.  The Company's  failure to engage in any
--------------------------------------------------------------------------------
such hedging transactions may result in a material adverse effect on the Company
--------------------------------------------------------------------------------
if commodity prices or foreign exchange rates fluctuate.
-------------------------------------------------------


USE OF FORWARD-LOOKING STATEMENTS


     This Annual Report contains "forward-looking statements" [carat to indicate deleted text]. Such statements are found in the Sections of this Annual Report entitled "BUSINESS," "PROPERTIES," and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION" and elsewhere. Prospective Investors are cautioned that the assumptions upon which such statements are based cannot be guarantied by the Company to occur in the future or that the overall success of the Company might be materially adversely affected should such bases (or some of them) not occur.



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

    In July 1997, the Harvey Entities moved for a preliminary injunction against the Company preventing it from conducting further activities at the Manhattan Project without their consent, from issuing press releases describing certain real property as being wholly owned by the Company, and from using the same as security for loans. After a two-hour hearing on September 4, 1997, the court refused to issue an injunction against the Company. Pursuant to stipulation, the

                                       31
parties have agreed not to interfere with one another's operations on the Nevada Property. Additionally, the Company has agreed not to further encumber the Nevada Property pending trial. A trial date was set for September, 1998. Settlement discussions have been instituted by the parties without resolve as of the date of this filing. On August 28, 1998, on motion brought by the Company, the court granted a continuance and ordered Marlowe Harvey to engage in "good faith" settlement negotiations.

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

    UFH Endowment, Ltd and Austost Anstalt Schaan v. Nevada Manhattan Mining, Inc., Jeffrey Kramer and Christopher Michaels, (Case No. 98 Civ. 5032) (the "UFH Action") was filed in United States District Court for the Southern District of New York on or about July 15, 1998, by the Securities Action defendants UFH Endowment, Ltd. and Austost Anstalt Schaan against the Company, Jeffrey S. Kramer, Senior Vice-President and Chief Operating Officer of the Company and Christopher Michaels, President of the Company. The plaintiffs in the UFH Action claim that the Company breached certain debentures and subscription agreements, and that the other defendants induced such breach and thus seek an injunction

                                       32
directing the Company to file a registration statement with the Securities and Exchange Commission ("SEC") and to issue common stock, as well as damages from the Company and defendants Kramer and Michaels. Approximately one month after first filing their complaint, the plaintiffs amended their complaint to include a claim purporting to allege violations by the Company and Jeffrey S. Kramer and Christopher D. Michaels of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim purporting to allege violations of Section 20(a) of the Exchange Act by Jeffrey S. Kramer and Christopher Michaels. On or about July 30, 1998 plaintiffs sought a preliminary injunction requesting that the Company be compelled to file a registration statement with the SEC and issue stock to the plaintiffs. This motion was denied. On july 27,1998, the Company filed a motion to stay, dismiss or transfer the UFH Action to the Central District of California. This motion has not been fully briefed.

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

                                       33
                                     PART II

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

     The Company has applied for listing with the American Stock Exchange ("AMEX") by requesting a preliminary listing eligibility opinion. The AMEX has
                                                                    ------------
advised the Company  that it does not believe  that the Company is eligible  for
--------------------------------------------------------------------------------
listing at this time.
--------------------


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

                                       34
DIVIDENDS

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

                                       35
Year Ended May 31, 1997 Compared to Year Ended May 31, 1996
-----------------------------------------------------------

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

                                       36
     The Brazilian operations represent an opportunity for the Company to generate significant cash flows for the first time. [carat to indicate deleted text] Over the past several months, Brazil has lost more than $30 billion (US)
      --------------------------------------------------------------------------
in  foreign-exchange  reserves because of President  Fernando Henrique Cardoso's
--------------------------------------------------------------------------------
attempts to control inflation and support its currency, the real. The result has
--------------------------------------------------------------------------------
been the artificially-inflated  value of the real and a loss of foreign investor
--------------------------------------------------------------------------------
confidence in Brazil's economy. To address its large budget and foreign-exchange
--------------------------------------------------------------------------------
reserves,  Brazil  is  seeking  up  to  $30  billion  (US)  in  loans  from  the
--------------------------------------------------------------------------------
International Monetary Fund (the "IMF"). In order to obtain such financing,  the
--------------------------------------------------------------------------------
Cardoso government has recently announced a three-year program of fiscal targets
--------------------------------------------------------------------------------
approved by the IMF.  These  include  raising taxes  significantly  and slashing
--------------------------------------------------------------------------------
government spending. This is likely to lead to increased inflation (currently at
--------------------------------------------------------------------------------
3% per annum) and may lead to a recession.
-----------------------------------------


     The  Company's  subsidiary,  Terra  Resources  Brazil,  Ltda.,  exports the
--------------------------------------------------------------------------------
majority of its timber  products to Europe,  the  Dominican  Republic  and, to a
--------------------------------------------------------------------------------
lesser extent,  the United States.  Its policy has been to receive payment in US
--------------------------------------------------------------------------------
dollars as a hedge  against  inflation.  This policy will remain in effect.  The
--------------------------------------------------------------------------------
Company has also undertaken to explore the possibility of establishing a trading
--------------------------------------------------------------------------------
company  offshore from Brazil to receive  payments as an  additional  protection
--------------------------------------------------------------------------------
from the  financial  uncertainty  currently  existing in the  country.  With the
--------------------------------------------------------------------------------
increase in its  production to about 1,000 cubic meters of sawn timber  products
--------------------------------------------------------------------------------
per quarter,  its reduction in operating expenses,  and its planned expansion of
--------------------------------------------------------------------------------
production  facilities,  the Company  believes that adequate  measures have been
--------------------------------------------------------------------------------
taken to minimize the effects of the uncertainty in the Brazilian economy.
--------------------------------------------------------------------------


    The Company anticipates that it will require additional capital and intends to secure it through its agreement with Bristol Assets Management Company II LLC, by utilizing a publicly registered offering of its securities, the capital provided by the TiNV1 transaction, "Private Placements" and/or funds generated from its Brazilian operations.

                                       37
                                      F-1

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



          F23
                                      F-23

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
                                         Ltda.

                                       38
     Christopher D. Michaels, Age 55, cofounded the Company in June 1986. He has served as President, Chief Executive Officer and Chairman of the Board since 1986. Mr. Michaels is also a director, President and Chairman of the Board of Equatorial Resources, Ltd. and the Chairman and a director of Kalimantan Resources, Ltd., subsidiaries of the Company. Mr. Michaels received a bachelor of arts degree from Alfred University located in New York and after graduation, took a post with the United States government overseas. Since 1980, Mr. Michaels has acted in a sales and management capacity in corporations primarily engaged in mining and minerals and other resources. Mr. Michaels has both a comprehensive background and experience in international relations and has spent extensive time, both nationally and internationally, at the various company timber and mining locations.


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

                                       39
Regulatory Proceedings

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

                                       40
SIGNIFICANT EMPLOYEES AND CONSULTANTS

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

                                       42
OPTIONS AND STOCK APPRECIATION RIGHTS

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

                                       43
       11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

10.(iii)  Manhattan Mining Property Agreement Dated March 2, 1989*

10.(iv)   Corporation Quitclaim Deed Filed March 9, 1989*

10.(v)    Deed of Trust and Assignment of Rents Recorded March 9, 1989*

10.(vi)   Joint Venture Agreement Dated June 1993*

                                       46
EXHIBIT
 NUMBER                DESCRIPTION OF EXHIBIT
---------            ---------------------------
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

10.(xxxix) Option Agreement with TiNV1, Inc. dated as of August 28, 1998

10.(xl)   Letter Agreement with TiNV1, Inc. dated as of August 28, 1998

16        Letter on Change in Certifying Accountant +++

21        Subsidiaries of Small Business Issuer

                                       47
EXHIBIT
 NUMBER                DESCRIPTION OF EXHIBIT
---------            ---------------------------
27        Financial Data Schedule

99.(i)    Business Plan Dated July 1995*

99.(ii)   Business Plan Dated January 1997+
------------------------------------------------------------------------------
+.       Filed with Form 10 Filed April 3, 1997 and as amended

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

                                             TERRA NATURAL RESOURCES
                                             CORPORATION
Amendment No. 1
                                             /s/ Jeffrey S. Kramer
Date:    November 24, 1998              By: _______________________________
                                             Chief Financial Officer, Senior VP,
                                             and Director

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 President, Director
/s/ CHRISTOPHER D. MICHAELS      and Chief Executive          November 24, 1998
------------------------------   Officer
    Christopher D. Michaels

                                  Senior Vice President
/s/ JEFFREY S. KRAMER             Chief Financial             November 24, 19988
-----------------------------     Officer, Director
    Jeffrey S. Kramer


/s/ STANLEY J. MOHR                Director                   November 24, 1998
-----------------------------
    Stanley J. Mohr


/s/ JOE RUDE III, M.D.              Director                  November 24, 1998
-----------------------------
    Joe C. Rude III, M.D.


/s/ WILLIAM E. WILSON                Director                 November 24, 1998
-----------------------------
    William E. Wilson