Form 10QSB/A
period 1998-08-31
TERRA NATURAL RESOURCES CORP
filed 1998-11-25
CIK 848821

               United States Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 2

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

                                        3
              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                             (dba NEVADA MANHATTAN)
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

                                       7
  4.   Subsequent Events

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

YEAR 2000 DISCLOSURE

The Company has eight computers connected on a peer-to-peer network. The Company has no proprietary software. If the Company had to replace all of its computers, the costs would be $16,000. All Company files and records have been backed up on zip drives and are continuously backed up on a weekly schedule.

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



                                    Terra Natural Resources Corporation

    Amendment No. 2                          /s/ Jeffrey S. Kramer
    November 24, 1998               __________________________________________
                                    Jeffrey S. Kramer, Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
Number                     Description of Exhibit
-------                    ----------------------

3.(xi)        Amended By-Laws of Terra Natural Resources Corporation

27            Financial Data Schedule

                      [Marked Copy of this filing follows]

               United States Securities and Exchange Commission
                             Washington, D.C. 20549


                               Amendment No. 2
                               ---------------


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

                                       3
              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                             (dba NEVADA MANHATTAN)
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

                                       7
  4.   Subsequent Events

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


YEAR 2000 DISCLOSURE
--------------------
The Company has eight computers connected on a peer-to-peer network. The Company
--------------------------------------------------------------------------------
has no proprietary software. If the Company had to replace all of its computers,
--------------------------------------------------------------------------------
the costs would be $16,000. All Company files and records have been backed up on
--------------------------------------------------------------------------------
zip drives and are continuously backed up on a weekly schedule.
---------------------------------------------------------------

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



                                    Terra Natural Resources Corporation


    Amendment No. 2                          /s/ Jeffrey S. Kramer
    November 24, 1998               __________________________________________
    -----------------               Jeffrey S. Kramer, Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
Number                     Description of Exhibit
-------                    ----------------------

3.(xi)        Amended By-Laws of Terra Natural Resources Corporation

27            Financial Data Schedule