Form 10QSB
period 1998-11-30
NEVADA MANHATTAN GROUP INC
filed 1999-01-19
CIK 848821

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934.

               For the quarterly period ended November 30, 1998.

 [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
                        For the transition period from     to

                         Commission file number: 0-25117

                      NEVADA MANHATTAN GROUP, INCORPORATED
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               NEVADA                                   88-0219765
    (State or Other Jurisdiction of          (I.R.S.Employer Identification No.)
    Incorporation or Organization)

           5038 N. PARKWAY CALABASAS, SUITE #100, CALABASAS, CA 91302
                    (Address of Principal Executive Offices)
                                 (818) 591-4400
                (Issuer's Telephone Number, Including Area Code)

                       TERRA NATURAL RESOURCES CORPORATION
                             (dba Nevada Manhattan)
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____      No  X
                 ---

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 64,782,539 shares of Common Stock and 176,414 shares of Series A Preferred Stock.

 Traditional Small Business Disclosure Format (check one):   Yes   X     No ___

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB






PART I   FINANCIAL INFORMATION                                     PAGE NO.

Item 1     Financial Statements for Nevada Manhattan Group, Inc.         2

           Consolidated Balance Sheets -
           November 30, 1998 and May 31, 1998                            3

           Consolidated Statements of Operations -
           Three and Six Months Ended November 30, 1998 and 1997         4

           Consolidated Statements of Cash Flow -
           Six Months Ended November 30, 1998 and 1997                   5

           Notes to Consolidated Financial Statements                    6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operation                           10

           Year 2000 Disclosure                                         13



PART II  OTHER INFORMATION

Item 1     Legal Proceedings                                            14

Item 2     Changes in Securities                                        16

Item 3     Defaults Upon Senior Securities                              16

Item 4     Submission of Matters to a Vote of Security Holders          17

Item 5     Other Information                                            18

Item 6     Exhibits and Reports on Form 8-K                             19

           Signature                                                    20

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)       (Audited)
           ASSETS
Current assets:                                 November 30, 1998    May 31, 1998
                                                -----------------    ------------

  Cash and cash equivalents                         $1,420,169        $  81,529
  Accounts receivable, net of allowance
       for doubtful accounts of $150,000               898,257          255,027
  Inventories                                          401,199          108,844
  Prepaid expenses                                     232,240          283,354
                                                  ------------       ----------
      Total current assets                           2,951,865          728,754
Properties and equipment
  Mineral Properties:
    Domestic                                         2,936,000        2,936,000
    Indonesia                                        1,400,000        1,400,000
  Timber concession                                    700,000          700,000
  Machinery and equipment, net                         428,469          355,392
Other Assets                                             3,300          265,700
                                                  ------------       ----------
    TOTAL ASSETS                                    $8,419,634       $6,385,846
                                                  ============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

Current liabilities:
  Accounts payable and Accrued Expenses             $1,375,453       $1,445,106
  Convertible Notes                                  1,366,462        1,889,025
  Note Payable to Officer                              154,009          718,000
  Current portion of long-term debt                         --           32,214
                                                  ------------       ----------
      Total current liabilities                      2,895,924        4,084,345

Long term debt                                              --           44,327
Convertible debentures                               2,419,182        2,313,459
                                                  ------------       ----------
      Total liabilities                              5,315,106        6,442,131

Commitments and contingencies                              ---              ---
Stockholders' Equity (Deficiency):
  Preferred stock, $1 par, 250,000 shares
    Authorized, 176,414 outstanding
    At November 30, 1998 and May 31, 1998              176,414          176,414
  Common stock, $0.01 par, 49,750,000
   Shares authorized, 43,783,563 and
    26,492,543 shares issued and outstanding           437,836          264,926
  Additional paid-in capital                        33,740,597       28,715,550
  Accumulated Foreign Currency Translation         (    57,274)          24,940
  Subscriptions receivable                         (   428,850)              --
  Accumulated deficit                              (30,764,195)    (29,238,115)
                                                  ------------       ----------
      Total stockholders' equity (deficiency)        3,104,528       (  56,285)
                                                  ------------       ----------
TOTAL LIABILITIES AND STOCKHOLDER EQUITY
(DEFICIENCY)                                        $8,419,634       $6,385,846
                                                  ============       ==========

           See accompanying notes to consolidated financial statements

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

              Three and Six Months Ended November 30, 1998 and 1997



                                                              (Unaudited)


                                                 Three Months                           Six Months
                                         -----------------------------         ---------------------------
                                          1998                  1997              1998             1997
                                          ----                  ----              ----             ----

Revenues                                $7,750,776          $  195,030         $7,957,464        $ 351,806

Cost of Sales                            6,456,327             185,278          6,605,370          265,873
                                        ----------          ----------         ----------        ---------

Gross profit                             1,294,449               9,752          1,352,094           85,933

General and administrative
      Expenses                           1,127,031           1,630,881          2,513,347        2,901,426
                                        ----------          ----------         ----------        ---------

Net income (loss) from
     Operations                            167,418          (1,691,693)        (1,161,253)      (2,970,493)

Other Expenses                             130,735              70,564            364,827          155,000
                                        ----------          ----------         ----------        ---------

Net Income (Loss)                           36,683          (1,691,693)        (1,526,080)      (2,970,493)
                                        ----------          ----------         ----------        ---------

Cumulative preferred dividends                  --          (   29,019)                --      (    58,356)
                                        ----------          ----------         ----------        ---------

Net income (loss) attributable
   to common shareholders               $   36,683         ($1,720,712)       ($1,526,080)      $3,028,849)
                                        ==========         ===========        ===========       ==========

Basic Income (Loss) Per Share           $     0.00          $    (0.14)       $     (0.04)      $    (0.24)
                                        ==========         ===========        ===========       ==========

Diluted Income (Loss)
   Per Share                            $     0.00          $    (0.14)       $     (0.04)      $    (0.24)
                                        ==========         ===========        ===========       ==========

Weighted average shares
   outstanding                          34,668,106          12,477,251         34,668,106       12,477,251
                                        ----------          ----------         ----------       ----------



           See accompanying notes to consolidated financial statements

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Six Months Ended November 30, 1998 and 1997

                                                      1998              1997
                                                      ----              ----
                                                   (Unaudited)      (Unaudited)

Cash flows from operating activities:
Net loss                                          $(1,526,080)      $(2,970,493)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Common stock issued for services                  322,486                --
    Amortization of Debenture Discount                105,723                --
    Depreciation and amortization                      25,878           213,998
  (Increase) Decrease
    Accounts receivable                              (547,230)           38,101
    Inventories                                      (292,355)               --
    Prepaid expenses                                  228,163          ( 96,651)
    Other Assets                                      262,400                --
  Increase (Decrease)
    Accounts payable and accrued Expenses             346,573           838,927
                                                   ----------         ---------
Net cash used in operating activities              (1,074,442)       (1,976,114)
                                                   ----------         ---------

Cash flows from investing activities:
  Purchase of property and equipment               (   98,955)       (  517,019)
                                                   ----------         ---------

Cash flows from financing activities:
  Proceeds from Issuance of convertible
    debentures                                             --         1,500,000
  Payments on long-term debt                               --          (288,376)
  Proceeds from issuance of notes to
    stockholders                                       99,125           739,241
  Proceeds from issuance of stock                   2,495,129                --
                                                   ----------         ---------
    Net cash provided by financing activities       2,594,254         1,950,865
                                                   ----------         ---------

Foreign Currency Translation Adjustment            (   82,217)               --
                                                   ----------         ---------

Net increase (decrease) in cash and cash
  equivalents                                       1,338,640          (542,273)
                                                   ----------         ---------

Cash and cash equivalents at beginning of
  period                                               81,529           559,510
                                                   ----------         ---------

Cash and cash equivalents at end of period         $1,420,169         $  17,237
                                                   ----------         ---------

Supplemental disclosure of cash flow information:
   During the six months ended November 30, 1998 and 1997, the Company paid no income taxes and no interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the six months ended November 30, 1998, the Company issued: 568,469 shares of its common stock for services rendered by employees and third parties for $334,533; and 138,834 shares of its common stock for $187,846 of liquidated damages associated with Convertible Debentures.



           See accompanying notes to consolidated financial statements

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1998, the results of operations for the three and six months ending November 30, 1998 and 1997, and the cash flows for the six months ended November 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1998.

2.   Business

     The Company's business is the harvesting of timber and the production and sales of rough sawn lumber and other finished wood products in Brazil, the exploration of precious metals in Nevada and the exploration, production and sales of precious metals, timber and fish products in Russia and the Commonwealth of Independent States, and the exploration of coal and precious metals in Indonesia. The Company holds various rights to develop and/or harvest timber properties on up to approximately 665,000 hectares located in the state of Para, Brazil; the right to conduct sawmill operations at a 3.6 hectare sawmill facility located near the port city of Belem, Para, Brazil; fishing operations in Russia; and mining and timber rights and reserves in Russia; and the right to conduct exploration activities on seven (7) gold properties and four (4) coal properties in Indonesia. In August 1998, the Company entered into an agreement to harvest timber from an additional 1,380 hectares in Para, Brazil, for a period of thirty years. The Company also has sales and marketing activities for timber products, metals and mining products and fish products.

3.   Other

     A. On August 31, 1998, the Company announced that it received an initial capital infusion of $500,000 from a group led by Tetsuo Kitagawa and during the period October 19, 1998 to November 24, 1998 an additional equity investment in excess of $1,100,000 was received from the same group. Mr. Kitagawa had a 25-year history with the Marubeni Group and until recently was the financial managing director of Marubeni's subsidiary in Holland. Mr. Kitagawa is currently assigned by the Office of the President of the Russian Federation to form investment funds in and outside of Russia under the management of the Office of the President of the Russian Federation for the improvement of its economy. Mr. Kitagawa, with his group, will provide full-time management and financial services for the Company. The Company has been reviewing acquisition candidates submitted through Mr. Kitagawa and certain of his associates, many of which are located in the countries of the former Soviet Union. On October 14, 1998, Mr. Kitagawa was elected a director of the Company by the Board of Directors and currently serves as the Company's Chief Financial and Operating Officer.

     B. From July 1997 through October 16, 1998, Jeffrey S. Kramer, President, provided loans to the Company, aggregating approximately $714,000 in principal. Mr. Kramer and the Company have reached an agreement for a partial settlement of these outstanding loans through the issuance of restricted common shares by the Company. On October 23, 1998, the Company issued Mr. Kramer 583,200 shares of restricted common stock in settlement of $583,200 of principal and interest.

         On October 20, 1998, Christopher Michaels, Chairman, purchased 929,500 shares of restricted common stock from the Company at a purchase price of $0.30 per share through the issuance of a promissory note in the amount of $278,850, due on or before October 20, 2003 at an interest rate of prime plus 1%. The note is collateralized by the common stock.

     C. On October 9, 1998, the Company and Cyprus Amax Coal Co., a unit of Cyprus Amax Minerals Co. (NYSE:CYM) signed an agreement to operate and fund one of Nevada Manhattan's coal holdings in East Kalimantan, Indonesia. Under the terms of the agreement, Cyprus will have the exclusive right to further explore and develop the East Kalimantan coal property and the right to acquire an 85% interest. Cyprus will manage, operate and sell the coal. Cyprus will be responsible for 100% of the costs and expenses of each phase of exploration and development. These expenditures will be recoverable from production.

     D. On October 8, 1998, the Company elected not to proceed with the acquisition of the Skluth "Timberlands" in the states of Para and Amazonas, Brazil. The 5,000,000 escrowed shares were immediately cancelled on the books and records of the Company and the original property deeds were returned. The Company does not anticipate that the reduction in timberland holdings will have an impact on current operations.

     E. On November 30, 1998, the Company announced that, as part of the company's diversification plan, the following three companies were formed and are operational: Science and Technology Resources, Inc. ("STR"), Nevada Manhattan Tokyo branch and NV Rexco.

         STR, a Nevada corporation wholly owned by Nevada Manhattan, with operations offices in the Washington, DC area, was formed to acquire, initiate and utilize a variety of patented technologies, some of which may have important application in the area of natural resources. STR is headed by Dr. Thomas Ward, a consultant to the U.S. Department of Energy.

         Nevada Manhattan Tokyo was formed to act on behalf of Nevada Manhattan to transact the sale and marketing of Nevada Manhattan's products as well as other companies' products produced from diverse areas around the world.

         NV Rexco, a California corporation, was formed to act on behalf of Nevada Manhattan for the fishing, processing and distribution of fish and other seafood, as well as sales and distribution of timber and other resources, primarily products from the Far East.

         All three divisions and/or subsidiaries are operational.

     F. On October 5, 1998, the Company announced an agreement for the acquisition of a substantial interest in a revenue-producing oil and gas project located on the Plainview natural gas field in Macoupin County in southwest Illinois. The agreement was subject to verification of the seller's projections. Upon careful consideration and extensive due diligence, the Company has elected not to proceed with the acquisition.


4.   Subsequent Events

     A. On December 23, 1998, the Company acquired 80% of the metal mining reserves and timber properties of Chrustalnaya, a Russian joint stock company headquartered in Kavalerovo for 8,000,000 shares of restricted common stock. Chrustalnaya has approximate reported annual timber and mining revenues in excess of $16 million. Chrustalnaya's reported proven mining reserves are in excess of 16,690 tons of tin, 9,970 tons of lead, 50,970 tons of zinc, 426 tons of silver, 2,760 tons of copper and 878 kg. of gold. Reported dense timber holdings in the Primorsky Kray region are over two million hectares or 9,000 square miles. Chrustalnaya's mining activities include mining, processing ore of colored metals and obtaining concentrates in the fields of gold, silver and tin.

          The Company intends to continue to mine and harvest the resources of Chrustalnaya under existing license agreements.

          The determination of issuing 8,000,000 shares for consideration is based on the current and anticipated market value of the Company's common stock and is based on the current and anticipated value of the assets that the Company is acquiring.

          Nevada Manhattan's activities in Russia and the surrounding Commonwealth of Independent States (CIS) countries will be supervised by Dr. Alexander Gonchar, chairman of the General Euro-Asian Committee of Coal, Metals and Natural Resources, which is comprised of the presidents of the 11 CIS members. Dr. Gonchar is a well-known academician and a respected member of the Academy of Science in Russia as well as other highly respected scientific communities.

          While management previously considered an acquisition of Chrustalnaya's stock, it was determined by the parties that the asset acquisition, rather than the stock purchase, was in the best interests of all parties concerned due to international complexities and reporting requirements.

     B. In consideration of other acquisitions being negotiated but not yet consummated, the Company entered into an agreement with Asset Management Academy ("AMA"), a California corporation, and issued AMA 5,000,000 shares of restricted common stock for fees and services in connection with these acquisitions.

     C. On December 31, 1998, pursuant to the terms of a Term Sheet executed by the Company and Capco Acquisub Inc., (the "Term Sheet") the Company acquired 1,212,000 shares (35%) of Meteor Industries Inc. (NASDAQ:
          METR) from Capco Acquisub Inc., ("Capco") at a purchase price of $7.00 per share plus additional consideration in the form of certain options to buy Nevada Manhattan common stock.. Pursuant to the Term Sheet, Capco agreed to deliver an additional 518,000 shares of Meteor to the Company by January 14, 1999 at a purchase price of $7.00 per share. See Part II, Item 5. for a detailed description of the acquisition. The entire transaction may be rescinded by the Company at any time before February 15, 1999.

          Meteor Industries is a Denver-based company engaged in the business of distribution and sales of refined petroleum and related products throughout the Rocky Mountain region. Meteor generated $88 million in revenues for the nine-month period ended Sept. 30, 1998, and net profit for the same period was almost $1 million. Meteor owns, operates and acquires independent refined petroleum product distribution companies. It sells gasoline, diesel fuel, lubricants, propane and convenience store items. Meteor's revenues have grown approximately 35% annually over the past three year through the acquisition of profitable petroleum firms, primarily in the western United States.

          Under the terms of the acquisition, Ilyas Chaudhary, chairman of Meteor Industries and Capco, will now serve on Nevada Manhattan's board of directors. Meteor announced that it intends to expand its board of directors from the five existing members to seven members with the two vacancies being filled by representatives of Nevada Manhattan.

     D. At the annual meeting of stockholders on December 9, 1998, more fully described under Part II, Item 4, the stockholders approved an increase in the authorized common stock from 49,750,000 shares to 250,000,000 shares, enabling the Company to have greater flexibility in considering potential future actions involving the issuance of stock which may be necessary or desirable to accommodate the Company's growth plan, including capital raising transactions and acquisitions.

     E. In December, 1998 an investor subscribed for 6,000,000 shares of Common Stock, pursuant to a private placement, at a purchase price of $1,500,000, through the issuance of a Promissory Note (the "Note") at the interest rate of average monthly Federal Funds rate as listed daily in the Wall Street Journal, payable in installments of $400,000 on or around December 20, 1998 and $1,100,000 on March 25, 1999. The first installment has been received by the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

         RESULTS OF OPERATIONS

         Comparison  of Results of  Operations  - Six months ended
         ---------------------------------------------------------
         November 30, 1998 and November 30, 1997
         ----------------------------------------

          Revenues for the six months ended November 30, 1998 were $7,957,464, as compared to $351,806 for the same period in 1997. The increase of $7,605,658 in revenues is attributed primarily to the Company's new operations as follows: $1,326,417 from Fishing operations and $6,270,000 attributed to the Company's sales and marketing activities of products manufactured in the Commonwealth of Independent States. These are new revenue generators for the Company and may be indicative of what the Company will do in the future. However, no assurances can be given.

         Gross profit margin for the six months ended November 30, 1998 was 17%, compared to gross profit margin of 24% for the same period in 1997. The sale of fish had a gross profit margin of 6% and sales and marketing activities had a gross profit margin of 19%. However, gross profit margins the Company is experiencing now are not necessarily indicative of what can be anticipated in the future.

         General and administrative expenses for the six months ended November 30, 1998 were $2,513,347 compared to $2,901,427 for the same period in 1997. The decrease of approximately $500,000 is attributed primarily to reduced expenses and increased efficiencies in the Brazilian operations and reduction in related travel expense.

          Other expense which consists of interest for the six months ended November 30, 1998 was $364,827 compared to $155,000 for the same period in 1997. The increase of $209,826 in the Company's interest expense is attributable primarily to convertible debentures and notes payable to shareholders.

         Comparison  of Results of  Operations  - Three  months Ended
         ------------------------------------------------------------
         November 30, 1998 and November 30, 1997
         ---------------------------------------

          Revenues for the quarter ended November 30, 1998 were approximately $7,750,776 as compared to $195,030 for the same period in 1997. The increase of $7,555,746 in revenues is attributed primarily to the Company's new operations as follows: $1,326,417 from Fishing operations and $6,270,000 attributed to the Company's sales and marketing activities of products manufactured in the Commonwealth of Independent States. These are new revenue generators for the Company and may be indicative of what the Company will do in the future. However, no assurances can be given.

         Gross profit margin for the three months ended November 30, 1998 was 17% compared to gross profit margin of 5% for the same period in 1997. The sale of fish had a gross profit margin of 6% and the sales and marketing activities had a gross profit margin of 19%. However, gross profit margins the Company is experiencing now are not necessarily indicative of what can be anticipated in the future.

         General and administrative expenses for the three months ended November 30, 1998 were $1,127,031 compared to $1,630,881 for the same period in 1997. The decrease of approximately $500,000 is attributed primarily to reduced expenses and increased efficiencies in the Brazilian operations and reduction in related travel expense.

         Other expense which consists of interest for the three months ended November 30, 1998 was $130,735 compared to $70,564 for the same period in 1997. The increase of $60,171 in the Company's interest expense is attributable primarily to convertible debentures and notes payable to shareholders.

         Net profit for the quarter ended November 30, 1998 was approximately $36,683 as compared to a net loss of $1,720,712 for the same period in 1997. The net profit for the quarter ended November 30, 1998 was attributable to increased revenues from the newly instituted fishing and sales and marketing activities of the Company. No assurance can be given that the Company's activities resulting in increased revenues and its first reported earnings can be continued.

         LIQUIDITY AND CAPITAL RESOURCES

         For the first time since the Company's inception it has experienced net income. Revenues increased substantially due to increased activities in the areas of sales and marketing, fishing and Brazilian timber operations. Management anticipates that this trend may continue, though no assurances can be given.

         The Company had a cash position, at November 30, 1998, of $1,420,169, of which $700,000 is being allocated for use in the sales and marketing activities of the Company and is not available for general corporate purposes. The other $720,000 is available for general corporate purposes.

         Pursuant to the Company's expansion and diversification plan, including the formation of NV Rexco and Nevada Manhattan Tokyo Branch, as well as increased revenue from the Company's fishing and sales and marketing activities, as well as increased revenue from the Company's Brazilian Timber Operations, the Company has begun to generate significant revenue and initial net cash flows for the first time. The Company believes that with the anticipated increase in daily production from each of these operations, expenses and overhead will be funded by the cash flow generated from its operations.

         The acquisition of the assets of Chrustalnaya, with reported annual revenue in excess of $16,000,000, for 8,000,000 shares of restricted common stock of the Company, represents an additional significant source of potential revenue and earnings.

         With the recent acquisition of a 35% interest in Meteor Industries Inc. ("Meteor") and the anticipated acquisition of an additional 15% interest in Meteor, the Company intends to acquire a controlling interest for the purpose of consolidating Meteor's balance sheet which represents in excess of $100 million in annual revenues and in excess of $1 million in net profit. The initial 1,212,000 shares of Common Stock of Meteor were purchased for $8,484,000 ($7.00 per share), payable $500,000 on December 30, 1998, with the remaining portion being payable in installments. (See Part II, Item 5.A.) In addition, the Company has contracted to purchase an additional 518, 000 shares of Common Stock for $3,626,000 ($7.00 per share) payable in installments. The $500,000 paid to the seller on December 30, 1998 was working capital of the Company. The Company does not know the source of the remaining payments, which may be from working capital, sales of securities of the Company, loans or other sources.

         As of August 28, 1998, TiNV1, Inc., ("TiNV1"), entered into a Subscription Agreement and a letter agreement with the Company pursuant to which TiNV1 purchased 5,500,000 shares of the Company's restricted common stock for $500,000. In the quarter ended November 30, 1998, the Company received in excess of an additional $1,000,000 of equity funding from TiNV1 principals and/or affiliates. On December 9, 1998 the Company's stockholders approved an option for TiNV1 to purchase an additional 70,000,000 shares of restricted common stock at an exercise price of $0.335 per share which was the trading price of the Company's common stock on the date of the transaction.

         On March 27, 1998, the Company executed an agreement securing $14 million in equity financing. The financing, through Bristol Asset Management Company II LLC, requires an effective registration statement and enables the Company to draw up to $14 million over a three-year period. As of the filing date of this Quarterly Report, the Company has not effected a registration statement covering the common stock to be issued pursuant to the $14 million equity financing agreement.

         The Company anticipates that it will require additional capital and intends to secure it through its agreement with Bristol Asset Management Company II LLC, by utilizing a publicly registered offering of its securities, the capital provided by the TiNV1 transaction, "Private Placements" and/or funds generated from operations.

         This section of the Quarterly Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

         YEAR 2000 DISCLOSURE
         --------------------

          The Company has appointed a Y2K Risk Manager to look into all possible effects of Y2K problems within the business operations of the Company and implement corrective action to ensure that the Company's operations will not be adversely affected.

          The corporate headquarters in the United States maintains eight computers connected on a peer-to-peer network and four computers independent of the network. The Company's office in Japan maintains two computers independent of any network. The company has no proprietary software. All hardware and software vendors have been contacted and have expressed no immediate Y2K concerns in relation to the company's hardware and software. The company has no immediate plans to either replace or upgrade the computers unless the hardware and software vendors express concern in regards to the Y2K problem. The company's Y2K Risk Manager shall periodically seek an update from hardware and software manufacturers in order to update the company's Y2K information and re-assess any possible Y2K problems.

          If the Company had to replace all of its computers, the costs would be approximately $25,000. All Company files and records have been backed up on zip drives and are continuously backed up on a weekly schedule. Furthermore select Company proprietary, legal and financial information has been backed up on hard copy in order to preserve business records and maintain business flow in case of any possible unforeseen or undisclosed Y2K conflicts by third parties.

          The Company maintains a number of subsidiaries and/or affiliates in various countries including the United States, Brazil, Indonesia, and various republics of the Commonwealth of Independent States. As part of the Company's risk assessment, the Risk Manager has contacted and evaluated each affiliate and subsidiary in order to assess any possible Y2K conflicts.

          It has been determined that there are no conflicts within the Company's United States and Indonesia operations/subsidiaries nor are there any conflicts between suppliers and/or manufacturers within the United States/Indonesia operations. The primary activities within these regions are explorative and thus utilize no manufacturers and/or suppliers as well as no equipment with possible imbedded chips and/or microcontrollers.

          The Company's subsidiaries in Brazil and the Commonwealth of Independent States are currently in the process of assessing their state of readiness and any possible counter measures that need to be undertaken in order to assure Y2K compliance. Although it is believed that all subsidiaries in Brazil and within the Commonwealth of Independent States are Y2K compliant, The Company believes that since the majority of the operations are manually conducted, the effects of any possible technological problem shall be minimal.

          The Company is in the process of contacting our customers and suppliers and until the Company completes this process, the Company may have a material adverse effect if they are not compliance with Y2K.

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


1.  Legal Proceedings
    -----------------

    Francis  Parkes,  Dr. Joe C. Rude III,  Christopher  D.  Michaels and Nevada
    ----------------------------------------------------------------------------
Manhattan Mining, Inc. v. Sheldon Salcman, Arie Rabinowitz,  Mayer Rooz, Thomson
--------------------------------------------------------------------------------
Kernaghan & Co. Limited,  Soreq,  Inc.,  Silenus Limited,  Mary Park Properties,
--------------------------------------------------------------------------------
L.H. Financial Services, Austost Anstalt Schaan, Tusk Investments,  Inc., Mendel
--------------------------------------------------------------------------------
Group,  Inc.,  Top Holding  International,  Ltd.,  Praha  Investments  S.A., UFH
--------------------------------------------------------------------------------
Endowment, Ltd., Atead Consulting S.A., and Ausinvest Anstalt Balzers, (Case No.
---------------------------------------------------------------------
98-5624 JSL(CTx) (the "Securities Action") was filed in United States District Court for the Central District of California (the "Court") on July 14, 1998 on behalf of the Company and Francis Parkes, Dr. Joe C. Rude and Christopher D. Michaels, who are individual Company shareholders. In the Securities Action, plaintiffs contend that defendants violated Section 10(b) and 13(g) of the Securities Exchange Act of 1934, Section 1962(b) of the Racketeer Influenced and Corrupt Organizations Act, and committed fraud by engaging in a fraudulent scheme to manipulate and artificially depress the market in and for the Company's common stock by use of massive short sales. Plaintiffs seek an unspecified amount of damages, including punitive damages, a judicial declaration that the terms, conditions and covenants of certain debentures and subscription agreements were violated and certain injunctive relief. On November 2, 1998, the Court denied various motions to dismiss, strike or transfer the complaint filed by various defendants. Thereafter, separate counterclaims for breach of contract and declaratory relief were filed by each of Tusk Investments, Inc., Silenus Limited, and Thomson Kernaghan & Co., Ltd. Discovery in the Securities Action has just commenced.

    UFH Endowment,  Ltd. and Austost Anstalt Schaan v. Nevada  Manhattan  Mining
    ----------------------------------------------------------------------------
Inc., Jeffrey Kramer and Christopher Michaels, (Case No. 98 Civ. 5032) (the "UFH
---------------------------------------------
Action") was filed in United States District Court for the Southern District of New York on July 15, 1998, by the Securities Action defendants UFH Endowment, Ltd. and Austost Anstalt Schaan against the Company, Jeffrey S. Kramer and Christopher Michaels, officers and directors of the Company, President of the Company. The plaintiffs in the UFH Action claim that the Company breached certain debentures and subscription agreements, and that the other defendants induced such breach, and thus seek an injunction directing the Company to file a registration statement with the Securities and Exchange Commission ("SEC") and to issue common stock, as well as damages from the Company and defendants Kramer and Michaels. Approximately one month after first filing their complaint, the plaintiffs amended their complaint to include a claim purporting to allege violations by the Company and Jeffrey S. Kramer and Christopher Michaels. On or about July 30, 1998 plaintiffs sought a preliminary injunction requesting that the Company be compelled to file a registration statement with the SEC and issue stock to the plaintiffs. This motion was denied. On July 27, 1998, the Company and Messrs. Kramer and Michaels filed various motions to dismiss, stay, or transfer the UFH Action. These motions have not yet been ruled upon by the United States District Court for the Southern District of New York.

    Mendel Group,  Inc. v. Nevada  Manhattan  Mining,  Inc.,  Jeffrey Kramer and
    ----------------------------------------------------------------------------
Christopher  D.  Michaels,  (Case No. 98, Civ.  5504) (the "Mendel  Action") was
-------------------------
filed in United states District Court for the Southern District of New York on or about August 6, 1998, by the Securities Action defendant Mendel Group, Inc. ("Mendel") against the Company, Jeffrey S. Kramer and Christopher Michaels. Mendel claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, the Uniform Commercial Code, and breach of contract based on allegations that the Company wrongfully failed to honor the terms of certain convertible debentures and failed to file a registration statement with the SEC. The complaint requested that the court issue an injunction directing the Company to file a registration statement with the SEC, issue common stock to them, and requests damages against the Company, Jeffrey S. Kramer and Christopher Michaels. On or about December 18, 1998, Mendel, on the one hand, and the Company, Mr. Kramer and Mr. Michaels, on the other hand, agreed to settle and dismiss the Mendel Action, and simultaneously to dismiss Mendel from the Securities Action. The Mendel Action's dismissal was approved on January 9, 1999 by the United States District Court for the Southern District of New York.

    Mary Park Properties,  Inc. v. Nevada Manhattan  Mining,  Inc. Terra Natural
    ----------------------------------------------------------------------------
Resources,  Inc., Jeffrey Kramer and Christopher Michaels,  U.S.D.C. Case No. CV
---------------------------------------------------------
98 6862 (the "Mary Park Action") was filed on November 4, 1998 in the United States District Court for the Eastern District of New York by Securities Action defendant Mary Park Properties, Inc. ("Mary Park"). In the Mary Park Action, plaintiff alleges breach of contract by the Company for failure to permit Mary Park to convert certain of its debentures in shares of common stock in the Company, among other things. In addition, on November 4, 1998, Mary Park filed an application in the Mary Park Action for a temporary restraining order and order to show cause re preliminary injunction, seeking an order enjoining the Company from issuing new common stock to any person other than Mary Park and compelling the Company to convert certain of Mary Park's debentures into common stock in the Company. On December 30, 1998, the Court denied Mary Park's application for temporary restraining order and order to show cause re preliminary injunction.

    Tusk Investments, Inc. v. Terra Natural Resources Corp. aka Nevada Manhattan
    ----------------------------------------------------------------------------
Mining Incorporated,  TiNV1, Inc., Jeffrey Kramer and Christopher Michaels, LASC
--------------------------------------------------------------------------
Case No. BC 200273 (the "Tusk State Action"), was filed in Los Angeles County Superior Court on December 1, 1998. The Tusk State Action accused the Company and Messrs. Kramer and Michaels of issuing new common stock and options to purchase additional new common stock in the Company to TiNV1, Inc. ("TiNV1") as part of a conspiracy to effect a "fraudulent transfer" of assets of the Company to TiNV1. On December 1, 1998, plaintiff Tusk Investments, Inc. ("Tusk") sought a temporary restraining order and order to show cause re preliminary injunction in Department 86 of the Los Angeles County Superior Court, seeking an order enjoining the Company from holding its December 9, 1998 annual shareholders meeting as well as imposition of a receivership over any common stock in the Company issued to TiNV1. After briefing and oral argument, on December 1, 1998, the Court denied Tusk's application for temporary restraining order and order to show cause re preliminary injunction. On December 22, 1998, the Company and Messrs. Kramer and Michaels filed a demurrer in the Tusk State Action, contending that the allegation of the Tusk State Action failed to state a legally viable claim for relief. On December 29, 1998, Tusk voluntarily dismissed the Tusk State Action.

    Silenus Limited v. Terra Natural Resources Corp. aka Nevada Manhattan Mining
    ----------------------------------------------------------------------------
Incorporated,  TiNV1,  Inc.,  Jeffrey  Kramer,  Joseph C.  Rude and  Christopher
--------------------------------------------------------------------------------
Michaels, LASC Case No. BC 201577 (the "Silenus State Action"), was filed in Los
--------
Angeles County Superior Court on December 1, 1998. The Silenus State Action accused the Company and Messrs. Kramer and Michaels and Joseph Rude, a director, of issuing new common stock and options to purchase additional new common stock in the Company to TiNV1, Inc. ("TiNV1") as part of a conspiracy to effect a "fraudulent transfer" of assets of the Company to TiNV1, and further accused Messrs. Kramer, Michaels and Rude of breaching their fiduciary duties as directors by engaging in the alleged conduct described above, as well as by allegedly attempting to fraudulently transfer assets of the Company to themselves. On December 7, 1998, plaintiff Silenus Limited ("Silenus") sought a temporary restraining order and order to show cause re preliminary injunction in the Los Angeles County Superior Court, seeking an order enjoining the Company from holding its December 9, 1998 annual shareholders meeting as well as imposition of a receivership over any common stock in the Company issued to TiNV1. After briefing and oral argument, on December 7, 1998 the Court denied Silenus's application for temporary restraining order and order to show cause re preliminary injunction. On December 31, 1998, the Company and Messrs. Kramer, Michaels and Rude filed a demurrer in the Silenus State Action, contending that the allegations of the Silenus State Action failed to state a legally viable claim for relief, which demurrer is presently set for hearing on January 20, 1999.


2.   Changes in Securities
     ---------------------

     From the period September 1, 1998 to November 30, 1998, the Company offered and sold 4,274,401 shares of its Common Stock in a private placement in reliance upon Section 4(2) at prices ranging from $.07 to $.50 per share, based on a 50% discount from market price. The Company believes that it met all of the requirements contained in Section 4(2).

     Sales of shares were made only to the class of persons meeting the suitability requirements contained within the Offering. The Company reviewed subscription documents which it required all prospective purchasers to complete.

     From the period September 1, 1998 to November 30, 1998, the Company issued 2,910,632 shares of Common Stock to retire outstanding loans made to the Company. These shares were issued in reliance upon Section 4(2) and were at a price of $.20 to $1.00 per share. The Company believes that it met all of the requirements contained in Section 4(2).

     From the period September 1, 1998 to November 30, 1998, the Company issued 304,420 shares of Common Stock in payment for services rendered to the Company. These shares were issued in reliance upon Section 4(2) and were at an average price of $.30 per share. The Company believes that it met all of the requirements contained in Section 4(2).


3.   Defaults Upon Senior Securities
     -------------------------------

     Not applicable.

4.   Submission of Matters to a Vote of Security Holders
     ---------------------------------------------------

The Company held its annual meeting of stockholders on December 9, 1998 in Los Angeles, California (the "Meeting"). The number of shares of Common Stock issued and outstanding as of the record date for the Meeting was 41,742,477. The number of shares represented and voting in person or by proxy at the Meeting was 29,424,887.

1. All Director nominees were elected at the Meeting by the following vote. These Directors constitute all the Directors of the Company.

     Name                                     For                  Withheld
     ----                                     ---                  --------
     Christopher D. Michaels               29,255,151              169,736
     Jeffrey S. Kramer                     29,255,151              169,736
     Joe C. Rude III                       29,255,151              169,736
     William E. Wilson                     29,255,151              169,736
     Tetsuo Kitagawa                       29,250,892              173,995
     Hironao Mutoh                         29,234,324              190,563
     Neil H. Lewis                         29,254,116              170,771

Stockholders voted on the following proposals:

2. Proposed  amendment to Articles of Incorporation to change the Company's name
from  Terra  Natural   Resources   Corporation   to  Nevada   Manhattan   Group,
Incorporated.

         For:     28,944,266     Against:   392,658    Abstain: 87,963

3. Proposed amendment to Articles of Incorporation to increase the authorized Common Stock from 49,750,000 to 250,000,000 shares.

         For:     28,003,394     Against:   911,138    Abstain: 510,355

4. Authorization for Board of Directors to grant options to purchase up to 70,000,000 shares of Common Stock to TiNV1 at an exercise price of $.335 per share, pursuant to an Option Agreement.

         For:     24,498,845     Against:   1,108,073  Abstain: 689,246
         Broker Non-Votes:        3,128,723

5. Ratification of Merdinger, Fruchter, Rosen & Corso, P.C. as the Company's independent auditors for the fiscal year ending May 31, 1999.

         For:     29,221,362     Against:   186,815    Abstain: 16,710

5.   Other Information
     -----------------

     A.  Meteor Industries, Inc. Stock Acquisition

         The Company entered into a binding term sheet, dated December 30, 1998 (the "Term Sheet"), with Capco Acquisub, Inc. (the "Seller"), pursuant to which the Company purchased 1,212,000 shares of Common Stock (the "Initial Shares") of Meteor Industries Inc. ("Meteor") from Capco for $8,484,000 ($7.00 per share), payable $500,000 on December 30, 1998, with the remaining portion being payable in installments. In addition, the Term Sheet provides for the purchase of an additional 518, 000 shares of Common Stock (the "Additional Shares") from the Seller by January 14, 1999, which Additional Shares are not presently owned by the Seller. The purchase price for the Additional Shares is $3,626,000 ($7.00 per share) payable in installments.

         If the Seller does not tender such additional shares by such date, the Term Sheet requires the Seller to pay liquidated damages in the amount of $500,000 or the Company may reduce the consideration otherwise payable to the Seller for the Initial Shares by $500,000. The Seller's obligation to pay such liquidated damages amount has been guaranteed by Ilyas Chaudhary (the owner of substantially all of Seller). Under the provisions of the Term Sheet, the Company agrees to cause one person nominated by the Seller to be included in each management slate of Directors of the Company until January 1, 2002. Mr. Chaudhary has been appointed to the Board of Directors of the Company pursuant to such provision. The Term Sheet provides, among other things, that the Company is to pay interest on the unpaid consideration at the rate of 11% per annum, and that the parties are to negotiate definitive documents containing customary representations, warranties, and covenants, including a pledge agreement providing for a pledge by the Company of the Issuer stock acquired by it from the Seller securing the Company's obligations to pay the purchase price and interest. The Term Sheet also provides for the issuance to the Seller of options expiring January 1, 2002 to purchase 15,000,000 shares of the Company's common stock at an exercise price of $.335 per share and 2,000,000 shares at an exercise price of $.65 per share. As of January 11, 1999, the Company's common stock was trading at approximately $1.25 per share. The entire transaction may be rescinded by the Company at any time before February 15, 1999. Exhibits 10.(xlii) and 10.(xliii) to this Report are hereby incorporated herein by this reference and the foregoing description is qualified in its entirety thereby.

         In determining the consideration, the Company took into account the current and anticipated value of Meteor's common stock, the options to purchase the Company's common stock and the value of Mr. Chaudhary as a member of the Company's Board of Directors.

         The $500,000 paid to the Seller on December 30, 1998 was working capital of the Company. The Company does not know the source of the remaining payments, which may be from working capital, sales of securities of the Company, loans or other sources.

         The Company is seeking to acquire a majority interest in Meteor by January 14, 1999 pursuant to the Term Sheet. The Company intends to seek to appoint a majority of Meteor's Board of Directors. The Company presently intends to propose to Meteor that Meteor enter into a gasoline supply contract with the Company pursuant to which the Company would supply significant amounts of gasoline to Meteor at what is believed to be favorable prices. No assurance can be given that the Company will either gain the aforesaid representation on Meteor's Board of Directors or enter into a gasoline supply contract with Meteor.


B. On January 13, 1999 the Company received comments from the Securities and Exchange Commission relative to its valuation of its domestic mineral properties. The Company and its accountants currently disagree with the position of the staff of the Commission relative to the domestic mineral properties. The Company plans to engage in discussions with the Commission's staff. A decision will be made by management of the Company as to whether the financial statements submitted herewith will require adjustment consistent with the final position of the staff.

6.   Exhibits and Reports on Form 8-K
     --------------------------------

EXHIBITS

Exhibit Description                                            Reference No.
-------------------                                            -------------
Restated Amended By-Laws of Terra Natural Resources
Corporation as of November 30, 1998                              3.(xii)

Certificate of Amendment of Articles of Incorporation
of Terra Natural Resources Corporation filed December 11, 1998   3.(xiii)

Memorandum of Agreement effective as of October 9, 1998,
between Cyprus Amax Coal Company and Nevada Manhattan
Mining, Inc.                                                     10.(xli)

Term Sheet dated December 30, 1998 between Nevada Manhattan
Group, Inc. and Capco Acquisub, Inc. re Purchase of Common
Stock of Meteor Industries, Inc.                                 10.(xlii)

Personal Guaranty of Ilyas Chaudhary re Purchase of Common
Stock of Meteor Industries, Inc.                                 10.(xliii)

Letter Agreement for Asset Acquisition by and between Nevada
Manhatten Group, Incorporated and LLC NPK Edikt,
re Chrustalnaya Mining, dated December 23, 1998                   10.(xliv)

Financial Data Schedule                                                 27

Reports on Form 8-K
-------------------

None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Nevada Manhattan Group, Incorporated

                                                 /s/ Jeffrey S. Kramer
         January 19, 1999               _________________________________
                                           Jeffrey S. Kramer, President

                                  EXHIBIT INDEX




Exhibit
Number          Description of Exhibit
-------         ----------------------

3.(xii) Restated Amended By-Laws of Terra Natural Resources Corporation as of November 30, 1998

3.(xiii) Certificate of Amendment of Articles of Incorporation of Terra Natural Resources Corporation filed December 11, 1998

10.(xli) Memorandum of Agreement effective as of October 9, 1998, between Cyprus Amax Coal Company and Nevada Manhattan Mining, Inc.

10.(xlii)       Term Sheet dated December 30, 1998 between Nevada Manhattan
                Group, Inc. and Capco Acquisub, Inc. re Purchase of Common
                Stock of Meteor Industries, Inc.

10.(xliii)      Personal Guaranty of Ilyas Chaudhary re Purchase of Common
                Stock of Meteor Industries, Inc.

10.(xliv)       Letter Agreement for Asset Acquisition by and between
                Nevada  Manhatten  Group,  Incorporated  and  LLC NPK
                Edikt,  re  Chrustalnaya  Mining,  dated December 23,
                1998

27              Financial Data Schedule