Form 10QSB/A
period 1998-11-30
NEVADA MANHATTAN GROUP INC
filed 1999-01-21
CIK 848821

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

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB






PART I   FINANCIAL INFORMATION                                     PAGE NO.

Item 1     Financial Statements for Nevada Manhattan Group, Inc.         2

           Consolidated Balance Sheets -
           November 30, 1998 and May 31, 1998                            3

           Consolidated Statements of Operations -
           Three and Six Months Ended November 30, 1998 and 1997         4

           Consolidated Statements of Cash Flow -
           Six Months Ended November 30, 1998 and 1997                   5

           Notes to Consolidated Financial Statements                    6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operation                           11

           Year 2000 Disclosure                                         13



PART II  OTHER INFORMATION

Item 1     Legal Proceedings                                            15

Item 2     Changes in Securities                                        17

Item 3     Defaults Upon Senior Securities                              18

Item 4     Submission of Matters to a Vote of Security Holders          18

Item 5     Other Information                                            19

Item 6     Exhibits and Reports on Form 8-K                             20

           Signature                                                    21

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

2.   Business

     In the three months ending November 30, 1998 the Company initiated expansion, diversification and restructuring, with additional experienced management, into the fields of high technology, some of which is related to natural resources; metals/mining processing and sales; fish products and sales; timber harvesting/processing and sales; coal mining and exploration; and distribution of oil and gas products through its acquisition of an interest in Meteor Industries.

     In the sector of technology, the Company is acquiring and in the process of implementing groundbreaking technological inventions by Russian scientist Professor Alexander Bogomolov, Deputy Director of Kometa, Deputy Director of the Institute of Chemical Kinetics and Burning Processes, Deputy Director of Siberian Academy of Science (NOVOSIBIRSK), as follows:

     a. Backward Wave Linear Accelerator of Protons, ABC3D, Accelerator based on concept of three-dimensionality and CVC generators attached to them with the initial uses of these devices being:

          1.   to produce isotopes for medical and other uses;

          2.   for proton, ion and medical therapies;

          3.   the transmutation (elimination) of radioactive waste;

          4.   to detect explosives and narcotics and other contraband; and

          5.   for selection and inspection of objects in space.

     b. A mass separator with the ability to divide a mass of 20,000 AME (1/2000 of a micron). This has many uses including the extraction of metals for tailings of various mines. In addition, it has other applications including diamond mining.

     Additional areas of the Company's technological business include (1) the acquisition and development and distribution of irradiated carbon tissues,
     (2) telecommunications, (3) software and internet services, and (4) coding protection systems.

     No assurance can be given that the Company will be able to successfully and commercially develop any of these inventions or businesses, which are in their preliminary stages.

     The Company is acquiring and deriving revenues from (1) fishing operations in the Far East of Russia and (2) metals/mining in Russia and (3) timber operations/holdings in the Russian Far East encompassing over two million hectares.

     The Company is deriving revenue from timber harvesting and production in Brazil and holds various rights to develop and harvest timber properties on up to 665,000 hectares located in the State of Para, Brazil.

     The Company has the right to conduct exploration activities on seven gold and four coal properties in Indonesia. One of the coal properties is currently under contract with Cyprus Amax Coal Company, a unit of Cyprus Amax Minerals Company, to operate and fund one of the Company's coal holdings in East Kalimantan, Indonesia.

     The Company has a gold exploration property in Manhattan, Nevada which previously produced in excess of 500,000 ounces of gold.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION

         RESULTS OF OPERATIONS

         Comparison  of Results of  Operations  - Six months ended
         ---------------------------------------------------------
         November 30, 1998 and November 30, 1997
         ----------------------------------------

         Revenues for the six months ended November 30, 1998 were $7,957,464, as compared to $351,806 for the same period in 1997. The increase of $7,605,658 in revenues is attributed primarily to the Company's new operations as follows: $1,326,417 from Fishing operations and $6,270,000 attributed to the Company's sales and marketing activities of products manufactured in the Commonwealth of Independent States. The revenues of $7,957,464 for the six months ended November 30, 1998 are up from $205,885 in the prior six month period ending May 31, 1998. These are new revenue generators for the Company and may be indicative of what the Company will do in the future. However, no assurances can be given.

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

          Comparison  of Results of  Operations  - Three  months Ended
          ------------------------------------------------------------
          November 30, 1998 and November 30, 1997
          ---------------------------------------

          Revenues for the quarter ended November 30, 1998 were approximately $7,750,776 as compared to $195,030 for the same period in 1997. The increase of $7,555,746 in revenues is attributed primarily to the Company's new operations as follows: $1,326,417 from Fishing operations and $6,270,000 attributed to the Company's sales and marketing activities of products manufactured in the Commonwealth of Independent States. The revenues of $7,750,776 for the second quarter ended November 30, 1998 are up from $206,688 in the first quarter ended August 31, 1998, accounting for the Company's first net income since inception. These are new revenue generators for the Company and may be indicative of what the Company will do in the future. However, no assurances can be given.

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

         LIQUIDITY AND CAPITAL RESOURCES

         For the first time since the Company's inception it has experienced net income. Revenues increased substantially due to increased activities in the areas of sales and marketing of metals/mining, fishing and timber operations. Management anticipates that this trend may continue, though no assurances can be given.

         The Company had a cash position, at November 30, 1998, of $1,420,169, of which $700,000 is being allocated for use in the sales and marketing activities of the Company and is not available for general corporate purposes. The other $720,000 is available for general corporate purposes.

         Pursuant to the Company's expansion and diversification plan, including the formation of NV Rexco and Nevada Manhattan Tokyo Branch, as well as increased revenue from the Company's metals/mining, fishing and timber sales and marketing activities, the Company has begun to generate significant revenue and initial net cash flows for the first time. The Company believes that with the anticipated increase in daily production from each of these operations, expenses and overhead will be funded by the cash flow generated from its operations.

         The acquisition of the assets of Chrustalnaya, with reported annual revenue in excess of $16,000,000, for 8,000,000 shares of restricted common stock of the Company, represents an additional significant source of potential revenue and earnings.

         With the recent acquisition of a 35% interest in Meteor Industries Inc. ("Meteor") and the anticipated acquisition of an additional 15% interest in Meteor, the Company intends to acquire a controlling interest for the purpose of consolidating Meteor's balance sheet which represents in excess of $100 million in annual revenues and in excess of $1 million in net profit. The initial 1,212,000 shares of Common Stock of Meteor were purchased for $8,484,000 ($7.00 per share), payable $500,000 on December 30, 1998, with the remaining portion being payable in installments. (See Part II, Item 5.A.) In addition, the Company has contracted to purchase an additional 518, 000 shares of Common Stock for $3,626,000 ($7.00 per share) payable in installments. The $500,000 paid to the seller on December 30, 1998 was working capital of the Company. The remaining payments will be derived from working capital, sales of securities of the Company, loans or other sources.

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

         The Company  anticipates  that it will require  additional  capital and intends to secure it by utilizing a publicly registered offering of its securities, the capital provided by the TiNV1 transaction, "Private Placements" and/or funds generated from operations.

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

     From the period September 1, 1998 to November 30, 1998, the Company issued 2,910,632 shares of Common Stock to retire outstanding loans made to the Company. These shares were issued in reliance upon Section 4(2) and were at a price of $.20 to $1.00 per share. Sales of shares were made only to the class of persons meeting suitability requirements and the Company has reviewed subscription documents which it required all prospective purchasers to complete. The Company believes that it met all of the requirements contained in Section 4(2).

     From the period September 1, 1998 to November 30, 1998, the Company issued 304,420 shares of Common Stock in payment for services rendered to the Company. These shares were issued in reliance upon Section 4(2) and were at an average price of $.30 per share. Sales of shares were made only to the class of persons meeting suitability requirements and the Company has reviewed subscription documents which it required all prospective purchasers to complete. The Company believes that it met all of the requirements contained in Section 4(2).

     On December 9, 1998 the Company's stockholders approved an option for TiNV1 to purchase an additional 70,000,000 shares of restricted common stock at an exercise price of $0.335 per share which was the trading price of the Company's common stock on August 28, 1998 (see "Management's Discussion - Liquidity and Capital Resources").


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

        The $500,000 paid to the Seller on December 30, 1998 was working capital of the Company. The remaining payments will be derived from working capital, sales of securities of the Company, loans or other sources.

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