Form 10QSB
period 1999-02-28
NEVADA MANHATTAN GROUP INC
filed 1999-04-19
CIK 848821

United States Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934.

               For the quarterly period ended February 28, 1999.

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


                    (Address of Principal Executive Offices)
                                 (818) 728-9728
                (Issuer's Telephone Number, Including Area Code)

           15260 VENTURA BOULEVARD, SUITE 1200, SHERMAN OAKS, CA  91403
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No ___


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 69,379,667 shares of Common Stock and 143,058 shares of Series A Preferred Stock.

 Traditional Small Business Disclosure Format (check one):   Yes   X     No ___

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB






PART I   FINANCIAL INFORMATION                                     PAGE NO.

Item 1     Financial Statements for Nevada Manhattan Group, Inc.         2

           Consolidated Balance Sheets -
           February 28, 1999 and May 31, 1998                            3

           Consolidated Statements of Operations -
           Three and Nine Months Ended February 28, 1999 and 1998        4

           Consolidated Statements of Cash Flow -
           Nine Months Ended February 28, 1999 and 1998                  5

           Notes to Consolidated Financial Statements                    6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operation                           11

           Year 2000 Disclosure                                         14



PART II  OTHER INFORMATION

Item 1     Legal Proceedings                                            15

Item 2     Changes in Securities                                        17

Item 3     Defaults Upon Senior Securities                              18

Item 4     Submission of Matters to a Vote of Security Holders          18

Item 5     Other Information                                            18

Item 6     Exhibits and Reports on Form 8-K                             19

           Signature                                                    20

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)          (Audited)
                                                                       May 31, 1998
                                                  February 28, 1999      Restated
                                                  -----------------    ------------
           ASSETS
Current assets:
       Cash and cash equivalents                   $     754,733        $  81,529
       Accounts receivable, net of allowance
         for doubtful accounts of $150,000             4,062,577          255,027
       Inventories                                       143,148          108,844
       Prepaid expenses                                1,685,551          283,354
                                                    ------------       ----------
           Total current assets                        6,646,009          728,754
Properties and equipment
       Mineral properties - Indonesia                  1,400,000        1,400,000
       Machinery and equipment, net                      960,117          355,392
Investment - Chrustalnaya                              4,725,280               --
Other Assets                                             227,237          265,700
                                                    ------------       ----------
       TOTAL ASSETS                                  $13,958,643       $2,749,846
                                                    ============       ==========


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
       Accounts payable and Accrued Expenses         $ 3,083,719       $1,445,106
       Advance payment for stock sale                    800,000               --
       Convertible Notes                                 992,335        1,889,025
       Note Payable to Officer                            57,769          718,000
       Current portion of long-term debt                      --           32,214
                                                    ------------       ----------
        Total current liabilities                      4,933,823        4,084,345

Long term debt                                                --           44,327
Convertible debentures                                 2,624,222        2,313,459
                                                    ------------        ---------
        Total liabilities                              7,558,045        6,442,131
                                                    ------------        ---------
Commitments and contingencies                                 --               --
Stockholders' Equity (Deficiency):
    Preferred stock, $1 par, 250,000 shares
      Authorized, 143,908 and 176,414 outstanding        143,908          176,414
    Common stock, $0.01 par, 250,000,000
       Shares authorized, 66,044,666 and
       26,492,543 shares issued and outstanding          660,447          264,926
    Additional paid-in capital                        43,153,561       28,715,550
    Accumulated Foreign Currency Translation            (696,033)          24,940
    Subscriptions receivable                          (2,528,850)              --
    Accumulated deficit                              (34,332,435)     (32,874,115)
                                                    ------------     ------------
        Total stockholders' equity (deficiency)        6,400,598     (  3,692,285)
                                                    ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY)                                 $13,958,643     $  2,749,846
                                                    ============     ============


           See accompanying notes to consolidated financial statements

                           NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS


                       Three and Nine Months Ended February 28, 1999 and 1998


                                                                         (Unaudited)
                                                       Three Months                         Nine Months
                                             -------------------------------      --------------------------------
                                                1999                 1998             1999                1998
                                                ----                 ----             ----                ----
Revenues                                     $16,615,779           $174,175        $24,573,243          $ 525,981

Cost of Sales                                 14,356,821            147,278         20,962,191            413,151
                                              ----------            -------       ------------           -------

Gross profit                                   2,258,958             26,897          3,611,052            112,830

General and administrative
      Expenses                                 1,572,484          1,424,240          4,085,834          4,363,954
                                               ---------           ---------       ------------         ---------

Net income (loss) from
     Operations                                  686,474         (1,397,343)         ( 474,782)        (4,251,124)

Other Income (Expenses)

   Investment Income                             327,909                 --            327,909                 --
   Interest Expense                            (  60,700)                --        (   425,527)                --
   Write-off of Mineral Properties             ( 885,920)                --        (   885,920)                --
                                               ---------        -----------        -----------         ----------
   Total Other Income (Expenses)              (  618,711)                --         (  983,538)                --
                                              ----------        -----------        -----------         ----------

Net Income (Loss)                                 67,763         (1,397,343)        (1,458,320)        (4,251,124)
                                               ---------         ----------         ----------         ----------

Cumulative preferred dividends                        --                 --                 --        (    58,356)
                                               ---------          ---------        -----------        -----------

Net income (loss) attributable
   to common shareholders                        $67,763        ($1,397,343)       ($1,458,320)       ($4,309,480)
                                              ==========        ===========        ===========        ===========

Basic Income (Loss) Per Share                   $   0.00           $  (0.08)        $    (0.03)          $  (0.32)
                                                ========           ========         ==========           ========

Diluted Income (Loss)
   Per Share                                    $   0.00           $ (0..08)        $    (0.03)          $  (0.32)
                                                ========           ========         ==========           ========

Weighted average shares
   outstanding                                43,960,679         13,436,463         43,960,679         13,436,463
                                              ----------         ----------         ----------         ----------


         See accompanying notes to consolidated financial statements

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Nine Months Ended February 28, 1999 and 1998

                                                      1999              1998
                                                      ----              ----
                                                   (Unaudited)      (Unaudited)

Cash flows from operating activities:
Net loss                                          $(1,458,320)      $(4,251,124)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization                      55,158           328,021
    Amortization of Debenture Discount                368,640                --
    Common stock issued for services                1,287,468            63,878

  (Increase) Decrease
    Accounts receivable                            (3,807,550)         (  6,320)
    Inventories                                      ( 34,304)          (45,000)
    Prepaid expenses                                 (725,148)           378,426
    Other Assets                                       38,463                --
  Increase (Decrease)
    Accounts payable and accrued Expenses           2,100,716           819,511
                                                   ----------         ---------
Net cash used in operating activities              (2,174,877)       (2,712,608)
                                                   ----------         ---------

Cash flows from investing activities:
  Purchase of property and equipment               (  659,883)       (  529,381)
  Prepaid investment in Meteor Industries          (  500,000)               --
                                                   ----------         ---------
Net cash used in investing activities              (1,159,883)       (  529,381)
                                                   ----------        ----------

Cash flows from financing activities:
  Proceeds from advance payment for stock sale        800,000                --
  Proceeds from Issuance of convertible
    debentures                                             --         1,500,000
  Payments on long-term debt                               --          (293,376)
  Proceeds from issuance of notes to
    stockholders                                      190,308         1,346,176
  Proceeds from issuance of stock                   3,738,629           139,033
                                                   ----------         ---------
    Net cash provided by financing activities       4,728,937         2,691,833
                                                   ----------         ---------

Foreign Currency Translation Adjustment            (  720,973)               --
                                                   ----------         ---------

Net increase (decrease) in cash and cash
  equivalents                                         673,204         (550,156)
                                                   ----------         ---------

Cash and cash equivalents at beginning of
  period                                               81,529           559,510
                                                   ----------         ---------

Cash and cash equivalents at end of period         $  754,733         $   9,354
                                                   ----------         ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
During the nine months ended February 28, 1999 and 1998, the Company paid no income taxes and no interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the nine months ended February 28, 1999, the Company issued: 1,688,469 shares of its common stock for services rendered by employees and third parties for $1,287,468; and 138,834 shares of its common stock for $196,909 of liquidated damages associated with Convertible Debentures.




           See accompanying notes to consolidated financial statements

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1999, the results of operations for the three and nine months ending February 28, 1999 and 1998, and the cash flows for the nine months ended February 28, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1998.

2.   BUSINESS

     In the six months ending February 28, 1999 the Company initiated expansion, diversification and restructuring, with additional experienced management, into the fields of high technology, some of which is related to natural resources; metals/mining processing and sales; fish products and sales; timber harvesting/processing and sales; coal mining and exploration; and distribution of oil and gas products.

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

     No assurance can be given that the Company will be able to successfully and commercially develop any of these inventions or businesses related to technology, which are in their preliminary stages.

     The Company is acquiring and deriving revenues from (1) fishing operations in the Far East of Russia and (2) metals/mining in Russia and (3) timber operations/holdings in the Russian Far East encompassing over two million hectares.

     The Company is deriving revenue from timber harvesting and production in Brazil and holds various rights to develop and harvest timber properties on up to 389,000 hectares located in the State of Para, Brazil.

     The Company has the right to conduct exploration activities on seven gold and four coal properties in Indonesia. One of the coal properties is currently under contract with Cyprus Amax Coal Company, a unit of Cyprus Amax Minerals Company, to operate and fund one of the Company's coal holdings in East Kalimantan, Indonesia.

     The Company has a gold exploration property in Manhattan, Nevada which previously (pre-1940) produced in excess of 500,000 ounces of gold.

3.   OTHER

     A. On February 16, 1999, the Company's Board of Directors unanimously elected Richard Izumi as Chief Executive Officer and Hironao Mutoh as President. Mr. Izumi has an extensive 27-year career in finance that includes the immediately preceeding 11 years as a partner in Price Waterhouse and Ernst & Young where his experience included acquisitions, divestitures and ventures, JV negotiations, ABS, Euro and MTN bond financings and financial statement audits. He has served numerous Fortune Global 500 companies including Toyota, Japan Energy, Mitsui & Co., Mitsubishi Corporation, NEC and Yamaha Corporation. Mr. Mutoh served as president of Crown USA Inc., a $400 million subsidiary of the Crown Corporation (traded on the No. 1 Tokyo Stock Exchange).

     B. On February 10, 1999, the Company and Sibnefteprovod "Siberian Oil Pipeline" jointly announced the signing of a partnership agreement. The Company will maintain the role of agent, representative and partner in preparation and realization of specific projects, programs and contracts and will handle all international business matters for the pipeline including international contracts for transportation and distribution of crude oil and will also provide acquisition, installation and maintenance of equipment including two oil refineries. Siberian Oil Pipeline reports that it has a cargo turnover of 184.8 billion tons per kilometer. It transports 186.7 million tons (1.12 billion barrels) of oil per year and owns and operates 9,618 km (5,963.16 miles) of oil transporting pipeline which represents the transportation of approximately 70% of Russian crude oil.

          The Agreement establishes an authorized management committee consisting of Sibnefteprovod General Director, Mr. G.G. Khopiorskiy; Mr. Tetsuo Kitagawa, CFO of Nevada Manhattan Group; and individuals and companies assigned by them. Petrotec International, 51% owned by Nevada Manhattan Group, will provide services to the Pipeline related to installation, maintenance and acquisition of equipment. American Petroleum Technology Corp. ("Petrotec"), a United States company based in Los Angeles, California, has extensive global experience in the design, engineering, construction and management of petroleum refineries, pipelines, storage systems, oil transport and other critically important energy technologies. Petrotec. has a 49% interest in Petrotec International.

    C. On December 23, 1998, the Company acquired 80% of the metal mining reserves and timber properties of Chrustalnaya, a Russian joint stock company headquartered in Kavalerovo for 8,000,000 shares of restricted common stock. Chrustalnaya has approximate reported annual timber and mining revenues in excess of $16 million. Chrustalnaya's reported resources are in excess of 16,690 tons of tin, 9,970 tons of lead, 50,970 tons of zinc, 426 tons of silver, 2,760 tons of copper and 878 kg. of gold. Reported dense timber holdings in the Primorsky Kray region are over two million hectares or 9,000 square miles. Chrustalnaya's mining activities include mining, processing ore of colored metals and obtaining concentrates in the fields of gold, silver and tin.

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

     D. At the annual meeting of stockholders on December 9, 1998, the stockholders approved an increase in the authorized common stock from 49,750,000 shares to 250,000,000 shares, enabling the Company to have greater flexibility in considering potential future actions involving the issuance of stock which may be necessary or desirable to accommodate the Company's growth plan, including capital raising transactions and acquisitions.

     E. In December, 1998 an investor subscribed for 6,000,000 shares of Common Stock, pursuant to a private placement, at a purchase price of $1,500,000, through the issuance of a Promissory Note (the "Note") at the interest rate of average monthly Federal Funds rate as listed daily in the Wall Street Journal, payable in installments of $400,000 on or around December 20, 1998 and $1,100,000 on March 25, 1999. The first installment has been received by the Company. The second installment has not yet been received by the Company.

     F. On August 31, 1998, the Company announced that it received an initial capital infusion of $500,000 from a group led by Tetsuo Kitagawa and during the period October 19, 1998 to November 24, 1998, an additional equity investment in excess of $1,100,000 was received from the same group. Mr. Kitagawa had a 25-year history with the Marubeni Group and until recently was the financial managing director of Marubeni's subsidiary in Holland. Mr. Kitagawa is currently assigned by the Office of the President of the Russian Federation to form investment funds in and outside of Russia under the management of the Office of the President of the Russian Federation for the improvement of its economy. Mr. Kitagawa, with his group, will provide full-time management and financial services for the Company. The Company has been reviewing acquisition candidates submitted through Mr. Kitagawa and certain of his associates, many of which are located in the countries of the former Soviet Union. On October 14, 1998, Mr. Kitagawa was elected a director of the Company by the Board of Directors and currently serves as the Company's Chief Financial and Operating Officer.

     G.   On November  30,  1998,  the Company  announced  that,  as part of the company's diversification plan, the following three companies were formed: Science and Technology Resources, Inc. ("STR"), Nevada Manhattan Tokyo branch and NMG Rexco.

          STR, a Nevada corporation wholly owned by Nevada Manhattan, was formed to acquire, initiate and utilize a variety of patented technologies, some of which may have important application in the area of natural resources. STR is headed by Dr. Thomas Ward, a consultant to the U.S. Department of Energy.

          Nevada Manhattan Tokyo was formed to act on behalf of Nevada Manhattan to transact the sale and marketing of Nevada Manhattan's products as well as other companies' products produced from diverse areas around the world.

          NMG Rexco, a California corporation, was formed to act on behalf of Nevada Manhattan for the fishing, processing and distribution of fish and other seafood, as well as sales and distribution of timber and other resources, primarily products from the Far East.


     H. In consideration of other acquisitions being negotiated but not yet consummated, the Company entered into an agreement with Asset Management Academy ("AMA"), a California corporation, and issued AMA 5,000,000 shares of restricted common stock for fees and services in connection with these acquisitions. On February 26, 1999, the
          5,000,000 shares were cancelled on the books and records of the Company and the transaction was rescinded.

     I. From July 1997 through October 16, 1998, Jeffrey S. Kramer, V.P., provided loans to the Company, aggregating approximately $714,000 in principal. Mr. Kramer and the Company have reached an agreement for a partial settlement of these outstanding loans through the issuance of restricted common shares by the Company. On October 23, 1998, the Company issued Mr. Kramer 583,200 shares of restricted common stock in settlement of $583,200 of principal and interest.

     J. On October 20, 1998, Christopher Michaels, Chairman, purchased 929,500 shares of restricted common stock from the Company at a purchase price of $0.30 per share through the issuance of a promissory note in the amount of $278,850, due on or before October 20, 2003 at an interest rate of prime plus 1%. The note is collateralized by the common stock.

     K. On October 5, 1998, the Company announced an agreement for the acquisition of a substantial interest in a revenue-producing oil and gas project located on the Plainview natural gas field in Macoupin County in southwest Illinois. The agreement was subject to verification of the seller's projections. Upon careful consideration and extensive due diligence, the Company has elected not to proceed with the acquisition.

     L. On December 31, 1998, pursuant to the terms of a Term Sheet executed by the Company and Capco Acquisub Inc., (the "Term Sheet") the Company acquired 1,212,000 shares (35%) of Meteor Industries Inc. (NASDAQ:
          METR) from Capco Acquisub Inc., ("Capco") at a purchase price of $7.00 per share plus additional consideration in the form of certain options to buy Nevada Manhattan common stock.. Pursuant to the Term Sheet, Capco agreed to deliver an additional 518,000 shares of Meteor to the Company by January 14, 1999 at a purchase price of $7.00 per share. The entire transaction was rescinded by the Company before February 15, 1999.

     M. On October 8, 1998, the Company elected not to proceed with the acquisition of the Skluth "Timberlands" in the states of Para and Amazonas, Brazil. The 5,000,000 escrowed shares were immediately cancelled on the books and records of the Company and the original property deeds were returned. The Company does not anticipate that the reduction in timberland holdings will have an impact on current operations.


    4.   CONTINGENCIES

         On February 8, 1999, the Company issued one million shares of restricted common stock pursuant to a subscription agreement executed by Kawrr Holdings & Investments Ltd. To date the Company has failed to receive the agreed-upon consideration which was $1.1 million pursuant to the subscription agreement. The Company has requested the immediate return of the shares and believes this item is a contingency.


    5.   SUBSEQUENT EVENTS

     A. On March 10, 1999, the Company announced a stock buy back plan to acquire up to $10 million worth of Nevada Manhattan Group shares of Common Stock in the open market, to be completed within the next six months.

     B. On March 31, 1999 the Company announced a software, internet and technology joint venture with two top scientific and educational centers of Russia: The Bauman Moscow State Technical University and the Novosibirsk State University and International Software Consortium, Inc. a Delaware-incorporated subsidiary of Nevada Manhattan. The mission of the joint venture shall be to exploit, for the benefit of the parties, the vast technological human resources and achievements available through the universities to continue the development and implementation of Internet information processing and control systems, Internet gateway systems software for computers and automation systems. No revenues have been generated and no assurances can be given that these ventures will result in revenues and/or earnings.

                                       11
     C. On April 7, 1999, the Board of Directors accepted the resignation of Christopher D. Michaels from the Board and appointed Richard H. Izumi to fill the vacant position. Mr. Izumi was elected Chairman of the Board. On April 12, 1999 Neil H. Lewis resigned as Director/Secretary.

     D.  On April 12, 1999 the corporation's offices were moved to 15260 Ventura
         Boulevard,   Suite  1200,  Sherman  Oaks,  California  91403.  The  new
         telephone number is 818-728-9728 and fax number is 818-728-9717.


     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         RESULTS OF OPERATIONS

          Comparison of Results of Operations - Nine months ended February 28, 1999 and February 28, 1998
          ----------------------------------------------------------------------

          Revenues for the nine months ended February 28, 1999 were $24,573,243, as compared to $525,981 for the same period in 1998. The increase of $24,047,262 in revenues is attributed primarily to the Company's new operations as follows: $21,140,000 attributed to the Company's sales and marketing activities of products manufactured in the Commonwealth of Independent States (these transactions are not necessarily recurring, however, the Company will continue to seek these types of transactions in the future); and $2,645,360 from Fishing operations (of this, there were three customers whose sales represented 50%, 31% and 19%, respectively). These are new revenue generators for the Company and may be indicative of what the Company will do in the future. However, no assurances can be given.

          Gross profit margin for the nine months ended February 28, 1999 was 15%, compared to gross profit margin of 21% for the same period in 1998. Sales and marketing activities had a gross profit margin of 15% and the sale of fish had a gross profit margin of 1%. However, gross profit margins the Company is experiencing now are not necessarily indicative of what can be anticipated in the future.

          General and administrative expenses for the nine months ended February 28, 1999 were $4,085,834 compared to $4,363,954 for the same period in 1998. The decrease of approximately $278,120 is attributed primarily to reduced expenses and increased efficiencies in the Brazilian operations and reduction in related travel expense.

          Investment income for the nine months ended February 28, 1999 was $327,909 compared to no activity for the same period in 1998. The increase is attributed to the Company's asset acquisition of 80% of the metal mining reserves and timber properties of Chrustalnaya, a Russian Joint Stock Company headquartered in Kavalerovo.

          Interest expense for the nine months ended February 28, 1999 was $425,527 compared to no activity for the same period in 1998. The increase of $425,527 in the Company's interest expense is attributable primarily to convertible debentures and notes payable to shareholders.

          The write-off of mineral properties for the nine months ended February 28, 1999 was $885,920 compared to no activity for the same period in 1998. The increase is a one-time charge not expected to be recurring in the future.

          Comparison of Results of Operations - Three months Ended February 28, 1999 and February 28, 1998
          ----------------------------------------------------------------------

          Revenues for the quarter ended February 28, 1999 were approximately $16,615,779 as compared to $174,175 for the same period in 1998. The increase of $16,441,604 in revenues is attributed primarily to the Company's new operations as follows: $14,730,000 attributed to the Company's sales and marketing activities of products manufactured in the Commonwealth of Independent States (these transactions are not necessarily recurring, however, the Company will continue to seek these types of transactions in the future); and $1,318,943 from Fishing operations of this, there were two customers whose sales represented 62% and 38%, respectively. These are new revenue generators for the Company and may be indicative of what the Company will do in the future. However, no assurances can be given.

          Gross profit margin for the three months ended February 28, 1999 was 14% compared to gross profit margin of 15% for the same period in 1998. The sales and marketing activities had a gross profit margin of 14% and the sale of fish had a gross profit margin of (3%). However, gross profit margins the Company is experiencing now are not necessarily indicative of what can be anticipated in the future.

          General and administrative expenses for the three months ended February 28, 1999 were $1,572,484 compared to $1,424,240 for the same period in 1998. The increase of approximately $148,244 is attributed primarily to commission expenses related to the Company's sales and marketing activities, offset by reduced expenses and increased efficiencies in the Brazilian operations and reduction in related travel expense.

          Investment income for the three months ended February 28, 1999 was $327,909 compared to no activity for the same period in 1998. The increase is attributed to the Company's asset acquisition of 80% of the metal mining reserves and timber properties of Chrustalnaya, a Russian Joint Stock Company headquartered in Kavalerovo.

          Interest expense for the three months ended February 28, 1999 was $60,700 compared to no activity for the same period in 1998. The increase of $60,700 in the Company's interest expense is attributable primarily to convertible debentures and notes payable to shareholders.

          The write-off of mineral properties for the three months ended February 28, 1999 was $885,920 compared to no activity for the same period in 1998. The increase is a one-time charge not expected to be recurring in the future.

          Net profit for the quarter ended February 28, 1999 was approximately $67,763 as compared to a net loss of $1,397,343 for the same period in 1998. The net profit for the quarter ended February 28, 1999 was attributable to increased revenues from the newly instituted sales and marketing and fishing activities of the Company. No assurance can be given that the Company's activities resulting in increased revenues and its second consecutive reported earnings can be continued.


         LIQUIDITY AND CAPITAL RESOURCES

          The Company continues to experience pressure on its working capital position due to operating losses and the need to continually invest in its exploration activities and operational obligations. Management believes that the Company's expansion and diversification plan, as more fully described below, along with plans to obtain additional capital, as more fully described below, will provide sufficient funds to continue the Company's operations.

          For the first time since the Company's inception it has experienced net income for two consecutive quarters. Revenues increased substantially due to increased activities in the areas of sales and marketing of metals/mining, fishing and timber operations. Management anticipates that this trend may continue, though no assurances can be given.

          The Company had a cash position, at February 28, 1999, of $754,733, of which $393,000 is being allocated for use in the acquisition of assets and other costs associated with establishing the Company's fishing operations in Far East Russia and is not available for general corporate purposes. The other $361,733 is available for general corporate purposes.

          Pursuant to the Company's expansion and diversification plan, including the formation of its newly formed subsidiary, NMG Rexco and the Company's new branch, Nevada Manhattan Tokyo Branch, as well as increased revenue from the Company's metals/mining, fishing and timber sales and marketing activities, the Company has continued for the second consecutive quarter to generate significant revenue. The Company believes that with the anticipated increase in daily production from each of these operations, expenses and overhead will be funded by the cash flow generated from its operations.

          The acquisition of the assets of Chrustalnaya, with reported annual revenue in excess of $16,000,000, for 8,000,000 shares of restricted common stock of the Company, represents an additional significant source of potential revenue and earnings.

                                       14
          As of August 28, 1998, TiNV1, Inc., ("TiNV1"), entered into a Subscription Agreement and a letter agreement with the Company pursuant to which TiNV1 purchased 5,500,000 shares of the Company's restricted common stock for $500,000. In the six months ended February 28, 1999, the Company received in excess of an additional $1,860,000 of equity funding from TiNV1 principals and/or affiliates. On December 9, 1998 the Company's stockholders approved an option for TiNV1 to purchase an additional 70,000,000 shares of restricted common stock at an exercise price of $0.335 per share which was the trading price of the Company's common stock on the date of the transaction.

          In December, 1998 an investor subscribed for 6,000,000 shares of Common Stock, pursuant to a private placement, at a purchase price of $1,500,000, through the issuance of a Promissory Note (the "Note") at the interest rate of average monthly Federal Funds rate as listed daily in the Wall Street Journal, payable in installments of $400,000 on or around December 20, 1998 and $1,100,000 (which is included in stock subscriptions receivable as of February 28, 1999) on March 25, 1999. The first installment has been received by the Company. The second installment has not yet been received by the Company.

          The Company anticipates that it will require additional capital and intends to secure it by utilizing a publicly registered offering of its securities, "Private Placements" and/or funds generated from operations.

          This section of the Quarterly Report contains forward-looking statements within the meaning of the `"safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.


         YEAR 2000 DISCLOSURE
         --------------------

         The Company has appointed a Y2K Risk Manager to look into all possible effects of Y2K problems within the business operations of the Company and implement corrective action to ensure that the Company's operations will not be adversely affected.

         The corporate headquarters in the United States maintains eight computers connected on a peer-to-peer network and four computers independent of the network. The Company's office in Japan maintains two computers independent of any network. The company has no proprietary software. All hardware and software vendors have been contacted and most have expressed no immediate Y2K concerns in relation to the company's hardware and software. The company has plans to replace and/or upgrade software and hardware that is non-Y2K compliant; however has not begun to take such corrective action. The Company's Y2K Risk Manager has determined that the accounting software of the Company is not as yet Y2K compliant and is taking such necessary steps to replace and/or upgrade such software. The Company estimates that the replacement and/or upgrade of the accounting software is less than $1,000. The Company's Y2K Risk Manager shall periodically seek an update from hardware and software manufacturers in order to update the Company's Y2K information and reassess any possible Y2K problems.

         If the Company had to replace all of its computers, the costs would be approximately $25,000. All Company files and records have been backed up on zip drives and are continuously backed up on a weekly schedule. Furthermore, select Company proprietary, legal and financial information has been backed up on hard copy in order to preserve business records and maintain business flow in case of any possible unforeseen or undisclosed Y2K conflicts by third parties.

         The Company maintains no direct customers. The Company maintains suppliers and/or utilizes professional services including but not limited to legal, accounting and banking. The Company has been in contact with its legal, accounting and banking service providers and has been assured by the providers that they are Y2K compliant and/or have assigned a "Risk Manager" to assess and resolve any possible conflicts that may arise.

         The Company maintains a number of subsidiaries and/or affiliates in various countries including the United States, Brazil, Indonesia, and various republics of the Commonwealth of Independent States. As part of the Company's risk assessment, the Risk Manager has contacted and evaluated each affiliate and subsidiary in order to assess any possible Y2K conflicts.

         It has been determined that there is only one major conflict within the Company's United States operations as noted above, and no major conflicts within the Indonesia operations/subsidiaries. There are no major conflicts between suppliers and/or manufacturers within the United States/Indonesia operations. The primary activities within these regions are explorative and thus utilize no manufacturers and/or suppliers as well as no equipment with possible imbedded chips and/or microcontrollers.

         The  Company's   subsidiaries   in  Brazil  and  the   Commonwealth  of
         Independent States are currently in the process of assessing their state of readiness and any possible counter measures that need to be undertaken in order to assure Y2K compliance. Although it is believed that all subsidiaries in Brazil and within the Commonwealth of Independent States are Y2K compliant, the Company believes that since the majority of the operations are manually conducted, the effects of any possible technological problem shall be minimal. The Company has further assessed that if there should happen to be a Y2K problem, the Company's financial statement shall not be affected.

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


1.  LEGAL PROCEEDINGS


    Francis  Parkes,  Dr. Joe C. Rude III,  Christopher  D.  Michaels and Nevada
    ----------------------------------------------------------------------------
Manhattan Mining, Inc. v. Sheldon Salcman, Arie Rabinowitz,  Mayer Rooz, Thomson
--------------------------------------------------------------------------------
Kernaghan & Co. Limited,  Soreq,  Inc.,  Silenus Limited,  Mary Park Properties,
--------------------------------------------------------------------------------
L.H. Financial  Services,  Austost Anstalt Schaan,  Tusk Investments,  Inc., Top
--------------------------------------------------------------------------------
Holding International,  Ltd., Praha Investments S.A., UFH Endowment, Ltd., Atead
--------------------------------------------------------------------------------
Consulting S.A., and Ausinvest Anstalt Balzers,  (Case No. 98-5624 JSL(CTx) (the
----------------------------------------------
"Securities Action") was filed in United States District Court for the Central District of California (the "Court") on July 14, 1998 on behalf of the Company and Francis Parkes, Dr. Joe C. Rude and Christopher D. Michaels, who are individual Company shareholders. In the Securities Action, plaintiffs contend that defendants violated Section 10(b) and 13(g) of the Securities Exchange Act of 1934, Section 1962(b) of the Racketeer Influenced and Corrupt Organizations Act, and committed fraud by engaging in a fraudulent scheme to manipulate and artificially depress the market in and for the Company's common stock by use of massive short sales. Plaintiffs seek an unspecified amount of damages, including punitive damages, a judicial declaration that the terms, conditions and covenants of certain debentures and subscription agreements were violated and certain injunctive relief. On November 2, 1998, the Court denied various motions to dismiss, strike or transfer the complaint filed by various defendants. Thereafter, separate counterclaims for breach of contract and declaratory relief were filed by each of Tusk Investments, Inc., Silenus Limited, and Thomson Kernaghan & Co., Ltd. Discovery in the Securities Action is proceeding.


    UFH Endowment,  Ltd. and Austost Anstalt Schaan v. Nevada Manhattan  Mining,
    ----------------------------------------------------------------------------
Inc., Jeffrey Kramer and Christopher Michaels, (Case No. 98 Civ. 5032) (the "UFH
---------------------------------------------
Action") was filed in United States District Court for the Southern District of New York on July 15, 1998, by the Securities Action defendants UFH Endowment, Ltd. and Austost Anstalt Schaan against the Company, Jeffrey S. Kramer and Christopher Michaels, officers and directors of the Company, President of the Company. The plaintiffs in the UFH Action claim that the Company breached certain debentures and subscription agreements, and that the other defendants induced such breach, and thus seek an injunction directing the Company to file a registration statement with the Securities and Exchange Commission ("SEC") and to issue common stock, as well as damages from the Company and defendants Kramer and Michaels. Approximately one month after first filing their complaint, the plaintiffs amended their complaint to include a claim purporting to allege violations by the Company and Jeffrey S. Kramer and Christopher Michaels. On or about July 30, 1998 plaintiffs sought a preliminary injunction requesting that the Company be compelled to file a registration statement with the SEC and issue stock to the plaintiffs. This motion was denied. On July 27, 1998, the Company and Messrs. Kramer and Michaels filed various motions to dismiss, stay, or transfer the UFH Action. These motions have not yet been ruled upon by the United States District Court for the Southern District of New York.

    Silenus Limited v. Terra Natural Resources Corp. aka Nevada Manhattan Mining
    ----------------------------------------------------------------------------
Incorporated,  TiNV1,  Inc.,  Jeffrey  Kramer,  Joseph C.  Rude and  Christopher
--------------------------------------------------------------------------------
Michaels, LASC Case No. BC 201577 (the "Silenus State Action"), was filed in Los
--------
Angeles County Superior Court on December 1, 1998. The Silenus State Action accused the Company and Messrs. Kramer and Michaels and Joseph Rude, a director, of issuing new common stock and options to purchase additional new common stock in the Company to TiNV1, Inc. ("TiNV1") as part of a conspiracy to effect a "fraudulent transfer" of assets of the Company to TiNV1, and further accused Messrs. Kramer, Michaels and Rude of breaching their fiduciary duties as directors by engaging in the alleged conduct described above, as well as by allegedly attempting to fraudulently transfer assets of the Company to themselves. On December 7, 1998, plaintiff Silenus Limited ("Silenus") sought a temporary restraining order and order to show cause re preliminary injunction in the Los Angeles County Superior Court, seeking an order enjoining the Company from holding its December 9, 1998 annual shareholders meeting as well as imposition of a receivership over any common stock in the Company issued to TiNV1. After briefing and oral argument, on December 7, 1998 the Court denied Silenus's application for temporary restraining order and order to show cause re preliminary injunction. On December 31, 1998, the Company and Messrs. Kramer, Michaels and Rude filed a demurrer in the Silenus State Action, contending that the allegations of the Silenus State Action failed to state a legally viable claim for relief, which demurrer is presently set for hearing on January 20, 1999. On March 9, 1999, the Court granted the demurrer and gave the plaintiff leave to amend by March 30, 1999 only if the plaintiff seeks to proceed on a "nonderivative" basis, failing which the complaint will be dismissed on March 31, 1999.

2.  CHANGES IN SECURITIES

         From the period December 1, 1998 to February 28, 1999, the Company offered and sold 6,511,908 shares of its Common Stock in a private placement in reliance upon Section 4(2), at the average weighted price of $.29 per share. The Company believes that it met all of the requirements contained in Section 4(2).

         Sales of shares were made only to the class of persons meeting the suitability requirements contained within the Offering. The Company reviewed subscription documents which it required all prospective purchasers to complete.

         From the period December 1, 1998 to February 28, 1999, the Company offered and sold 7,808,795 shares of its Common Stock in a private placement in reliance upon the exemption provided by Regulation S, at a price of $.19 per share. Sales of shares were made only to the class of persons meeting the suitability requirements contained within the Offering. The Company reviewed subscription documents which it required the purchasers to complete and conducted due diligence to confirm the representations and warranties of the Purchasers. By corporate resolution, the Company will prevent any transfer of the shares not in compliance with the provisions of Regulation S.

         On January 11, 1999 the Company delivered 8,000,000 shares of common stock for the acquisition of 80% of the assets of Chrustalnaya, a Russian joint stock company. These shares were issued in reliance upon Section 4(2). Sales of shares were made only to the class of persons meeting suitability requirements of the offering and the Company has reviewed subscription documents which it required the purchaser to complete. The Company believes that it met all of the requirements contained in Section 4(2).

         From the period December 1, 1998 to February 28, 1999, the Company issued 1,000,000 shares of common stock in payment of performance under a contract, and 107,500 shares to a debentureholder in full settlement of all amounts due and conversion of an 8% Convertible Debenture. These shares were issued in reliance upon Section 4(2). Sales of shares were made only to the class of persons meeting suitability requirements of the offering and the Company has reviewed subscription documents which it required the purchasers to complete. The Company believes that it met all of the requirements contained in
Section 4(2).

         From the period December 1, 1998 to February 28, 1999, the Company issued an aggregate 189,000 shares of Common Stock as a bonus to employees for services rendered to the Company. These shares were issued in reliance upon
Section 4(2) and were at a price of $.33 to $.875 per share based on a price equal to 70% of market on the date the shares were granted. Sales of shares were made only to the class of persons meeting suitability requirements and the Company has reviewed subscription documents which it required all prospective purchasers to complete. The Company believes that it met all of the requirements contained in Section 4(2).

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


4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


5.  OTHER INFORMATION

     On January 13, 1999 and January 27, 1999, the Company received comments from the Securities and Exchange Commission relative to its valuation of its domestic mineral properties. The Company and its accountants have taken a prior period writedown of $2,936,000 against its Domestic Mineral Properties and $700,000 against the Brazilian Timber Properties, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS
     --------

     Exhibit Description                     Reference No.
     -------------------                     -------------

     Financial Data Schedule                     27


     REPORTS ON FORM 8-K
     -------------------

     8-K Current Report dated January 11, 1999 to report the acquisition of 80% of the assets, including mining and timber rights, of Chrustalnaya, a Russian joint stock company, from LLC NPK Edikt, a Russian Limited Liability Company, for 8,000,000 shares of restricted common stock.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Nevada Manhattan Group, Incorporated



                                                   /s/ Tetsuo Kitagawa
                                          -----------------------------------
          April 19, 1999                       Tetsuo Kitagawa, Chief
                                                  Financial Officer

                                  EXHIBIT INDEX




        Exhibit
        Number                                  Description of Exhibit
        -------                                 ----------------------

         27                                     Financial Data Schedule