Form 10KSB/A
period 1998-05-31
NEVADA MANHATTAN GROUP INC
filed 1999-06-15
CIK 848821

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                               AMENDMENT NO. 2 TO

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

                         Commission file number 0-25117

                      NEVADA MANHATTAN GROUP, INCORPORATED
                 (formerly TERRA NATURAL RESOURCES CORPORATION)
             (Exact name of registrant as specified in its charter)

                   Nevada                              88-0219765
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
      incorporation or organization)


      15260 VENTURA BOULEVARD, SUITE 1200, SHERMAN OAKS, CA    91403
          (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (818) 728-9728

      Securities registered pursuant to Section 12(b) of the Act:  None



        Securities registered pursuant to Section 12(g) of the Act:

       Title of each class           Name of each exchange on which registered
     Common Stock, $.01 Par Value            OTC Bulletin Board

     Preferred Stock, $1.00 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   No X

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

Number of shares of Common Stock, $.01 Par Value, outstanding at August 14, 1998, was 33,385,149.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1998 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  5

               Risk Factors                                               15

Item   3.      Legal Proceedings                                          23

Item   4.      Submission of Matters to a Vote of Security Holders        25

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                        26

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        27

Item   7.      Financial Statements                                       29
                                                                      F1-F32

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        30

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         37

Item  10.      Executive Compensation                                      41

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                              43

Item  12.      Certain Relationships and Related Transactions              44

Item  13.      Exhibits and Reports on Form 8-K                            45

Signatures                                                                 48

                                     PART I

                                  1. BUSINESS

Business Development
--------------------

    Nevada Manhattan Group, Incorporated (the "Company"), formerly Terra Natural Resources Corporation, was formed on June 10, 1985, in the state of Nevada under the name of Epic Enterprises, Ltd. On September 11, 1987, the Company amended its Articles of Incorporation changing its name to Nevada Manhattan Mining Incorporated. On May 12, 1998, the Company amended its Articles of Incorporation changing its name to Terra Natural Resources Corporation and on December 11, 1998, the Company further amended its Articles of Incorporation changing its name to Nevada Manhattan Group, Incorporated.

    The Company was originally formed primarily to explore, and if warranted develop a property located near the town of Tonopah, Nevada (the "Nevada Property"), other gold mineral properties which it had previously owned, and certain gold mineral properties which it acquired in January and February, 1997. Pursuant to prior action of both the Company's directors and its shareholders, certain gold mineral properties have been abandoned as uneconomic. The Company in the last eighteen months has acquired the rights to harvest various species of hardwoods in up to 600,000 hectares (approximately 1,500,000 acres) of timber properties located on various tracts of land in the state of Para, Brazil and approximately 184,000 hectares (approximately 460,000 acres) of timber located on tracts of land in the state of Amazonas, Brazil (the "Brazilian Timber Properties"). The Company has also recently entered into a lease agreement and is currently operating a sawmill facility located near the city of Belem, Para, Brazil. The Company has also acquired the rights to seven (7) gold mining concessions and four (4) coal mining concessions in Indonesia.

    A description of the Company's timber business is presented in the "Properties" section of this Annual Report.

    The Company has its principal executive offices at 15260 Ventura Boulevard, Suite 1200, Sherman Oaks, California 91403. Its telephone number is (818) 728-9728 and its facsimile number is 818 728-9717.

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

    Equatorial's primary business purpose is the acquisition and development of timber producing property in the Amazon Basin of Brazil. Since Equatorial's inception, it has acquired various rights to develop and/or harvest timber properties on up to approximately 780,000 hectares located in the states of Para and Amazonas, Brazil.

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

                                  2. PROPERTIES

The Company's Business
----------------------

    The Company's business is the harvesting of timber and the production of rough sawn lumber and other finished wood products in Brazil, the exploration and mining of precious metals in Nevada, and the exploration of precious metals and coal in Indonesia. To this end, the Company has acquired various rights to develop and/or harvest timber properties on up to approximately 780,000 hectares located in the states of Para and Amazonas, Brazil; the right to conduct sawmill operations at a 3.6 hectare sawmill facility located near the port city of Belem, Para, Brazil; and the right to conduct exploration activities on seven
(7) gold properties and four (4) coal properties in Indonesia.

     The Company holds various rights in and to the following properties: (i) timber harvesting rights to various timber properties aggregating up to approximately 600,000 hectares and sawmill facilities located in the state of Para, Brazil and approximately 184,000 hectares located in the state of Amazonas, Brazil (the "Brazilian Timber Properties"); (ii) real property and mining and exploration rights to twenty-eight (28) patented and one hundred-eighteen (118) unpatented claims aggregating approximately 1,800 acres (the "Nevada Property") which are located near the town of Manhattan, Nevada (approximately 45 miles northeast of Tonopah, Nevada); (iii) mining exploration rights to seven (7) gold concessions aggregating 39,400 hectares (98,500 acres) which are located in both the gold belt area of Kalimantan, Indonesia, and on the island of Sumatra (see "Indonesian Gold Concessions"); and (iv) four (4) coal properties located in Kalimantan, Indonesia, comprising 325,800 hectares (814,500 acres) (the "Indonesian Coal Concessions"). A more thorough description of the properties is contained within portions of this section of this Report entitled "The Brazilian Timber Properties," "The Nevada Property," and "The Indonesian Concessions."

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


THE BRAZILIAN TIMBER PROPERTIES

     The Company has acquired timber harvesting rights in up to 600,000 hectares of timber properties located on various tracts of land in the state of Para, Brazil and approximately 184,000 hectares of timber located on a tract of land in the state of Amazonas, Brazil. In addition, the Company has entered into a lease agreement and is currently operating a sawmill facility located near the city of Belem, Para, Brazil.

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

    As of September, 1998, approximately $2.3 million has been provided by the Company for initial start-up of its operations in Brazil.

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

     Terranorte  and  Equatorial  have   subsequently   amended  the  Terranorte
Agreement to include the rights to harvest up to an additional 470,000 hectares of timber properties located in the vicinity of the Terranorte property.

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

THE NEVADA PROPERTY

     Property Description. The Nevada Property is located in an historic mining district which has experienced mining operations from 1866 to the present with the major activity in the late 1860's, between 1906 and 1921, and from 1960 to the present. Placer and lode mining took place principally in the Reliance Mine, the White Caps Mine, the Union Amalgamated Mine, the Manhattan Consolidated Mine, the Earle Mine, the Big Four Mine and the April Fool Mine.

     In March 1997, the Company entered into a Sale and Purchase Agreement with the Selig Entities. The Selig Entities were the original owners of the patented and unpatented mining claims comprising the Nevada Property, having perfected their rights to ownership pursuant to Federal and local law. Under the terms of this agreement, the Selig Entities agreed to sell to the Company one hundred percent (100%) of their interests in a certain promissory note (the "Nevada Note"), the Deed of Trust and the Nevada Property for the sum of Three Hundred Seventy Five Thousand Dollars ($375,000) payable as follows: One Hundred Thousand Dollars $100,000) in March 1997 and the balance plus all accrued and unpaid interest (calculated at the rate of 5.25%) on or before February 6, 1999. The Company in fact paid the first installment of One Hundred Thousand Dollars ($100,000) in March 1997 and prepaid the remaining balance in June 1997. As a result, all obligations to the Selig Entities have been fulfilled by the Company and the original note and deed of trust have been delivered by the Selig Entities to the Company. The agreement also acknowledges that the Company is the only person or entity legally entitled to conduct mineral operations on the Nevada Property. The Company is also required to pay all U.S. Bureau of Land Management annual maintenance fees associated with the claims comprising the Nevada Property. Such fees have been paid by the Company through August 1999.

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

     Current  Ownership  Interest.  The Nevada Property consists of twenty-eight
(28) patented and one hundred-eighteen (118) unpatented claims aggregating approximately 1,800 acres. Due to many issues related to the Nevada Property which present significant doubt regarding the future economic benefits this property will have to the Company, a full reserve has been provided against its investment in the property.


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

     In accordance with Statement of Financial Accounting Standards No. 121, the Company has provided an impairment against the Indonesian properties of $227,000 as of May 31, 1997. This represents the exploration expenditures as of December 31, 1996 as the properties do not contain any proven or probable reserves. In addition, for the year ended May 31, 1998, the Company has taken a write-down for the Sopang Gold Concession acquisition cost of $1,200,000.

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

     To date, no funds have been transferred by Kalimantan to PT Kajiwahida or any other party. However, Kalimantan Resources has been given authority to conduct trenching and pitting and has conducted preliminary mapping, sampling and trench hole pitting under the supervision of Behre Dolbear & Co. for the purpose of evaluating the Silobat Property. Under the supervision of Behre Dolbear, three separate sampling programs were conducted at the Silobat Property. Based on that work which indicates the presence of anomalous gold values in four sampling pits, the Company intends to initiate a core drilling program at the Silobat Property, but as of May 31, 1998, the Company has not initiated the drilling or development activities. Recent political and economic conditions in the region have impacted the Company's plans to commence these activities. Management believes this is a temporary impact. The Company has not abandoned the operation. Once political and economic conditions improve, the Company plans to resume activities.

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

     Recent political and economic conditions in the region have impacted the Company's plans to commence these activities. Management believes this is a temporary impact. The Company has not abandoned the operation. Once political and economic conditions improve, the Company plans to resume activities.


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

    Recent political and economic conditions in the region have impacted the Company's plans to commence these activities. Management believes this is a temporary impact. The Company has not abandoned the operation. Once political and economic conditions improve, the Company plans to resume activities.


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

     Recent political and economic conditions in the region have impacted the Company's plans to commence these activities. Management believes this is a temporary impact. The Company has not abandoned the operation. Once political and economic conditions improve, the Company plans to resume activities.


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

     Recent political and economic conditions in the region have impacted the Company's plans to commence these activities. Management believes this is a temporary impact. The Company has not abandoned the operation. Once political and economic conditions improve, the Company plans to resume activities.


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

     Recent political and economic conditions in the region have impacted the Company's plans to commence these activities. Management believes this is a temporary impact. The Company has not abandoned the operation. Once political and economic conditions improve, the Company plans to resume activities.


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

    In March 1997, Kalimantan Resources, engaged an Indonesian exploration crew to travel to the properties and to perform preliminary evaluations of possible coal deposits in place on the three (3) coal concessions located in Indonesia where the Company and Kalimantan Resources have entered into contracts to acquire certain exploration and exploitation rights.

    Mecfa Property. During the Company's past fiscal year and confirmed as recently as May 1998, for no additional consideration, Singkamas assigned its interests in one additional coal property to the Agreement with Nevada/Kalimantan. The Mecfa coal property is comprised of three blocks of land totaling 39,770 hectares, not included in the Company's other coal properties noted above. Contracts of Work ("COW") have been issued for these properties supporting the potential for commercial viability and allowing for further exploration and development to take place. Although the property has an indication of a potential commercial coal deposit, guidelines established under SEC Industry Guide 7, do not support the inference of proven/probable reserves. This project is the primary focus of the Company's coal activities in Indonesia and is currently being reviewed by potential joint venture/operators as mentioned above.

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


NO COMMERCIALLY VIABLE ORE DEPOSITS

     Even though the Company has reviewed reports and records of its mineral properties and believes them to have potential, there is no assurance that there are commercially viable ore deposits. Moreover, the Company has not established any proven or probable gold or ore deposits as of the date of this Annual Report.

HISTORY OF LOSSES

    Although the Company was formed in 1985 to engage in precious metal mining activities, its net worth is limited. The Company has a stockholders' deficiency of $56,285. As of May 31, 1998, the Company has realized an aggregate net loss (since inception) of $29,238,115. Until the fiscal year ended May 31, 1997, the Company had failed to post revenues from operations. Total revenues for 1997 and 1998 were $287,178 and $557,691 respectively, and additional increases are anticipated. However, prospective Investors should be aware that the Company was a development-stage company, only for financial statement of Financial Accounting Standards and not for mining operations, that only recently (1997/1998) has begun to report sales. There is no guaranty that the Company's operations will be successful or realize a profit in the future. Moreover, the Company's net worth and the value of its Common Stock will ultimately be dependent upon the overall success of timber operations currently being conducted and to be conducted on the Brazilian Timber Properties, mining operations conducted on the Nevada Property, and the Indonesian Concessions.

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

     In addition to title problems and environmental problems commonly associated with the development of timber properties in the United States, foreign ownership of timber rights in foreign countries subjects a U.S.-based company to the additional risk of political instability.


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

    Recent political and economic conditions in the region have restricted the commencement of exploration and development activities in some of the Indonesian projects. Management believes this is a temporary impact. The Company has not abandoned the operation. Once political and economic conditions improve, the Company plans to resume activities. There has been no revenue generated to date through production of gold or coal and no assurances can be given that operations will result in economic viability.


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

o On July 14, 1998, the following entitled lawsuit was filed in United States District Court for the Central District of California (Case No. 98-5624 JSL CTx) (the "Securities Action") on behalf of the Company and Francis Parkes, Dr. Joe
C. Rude,  Christopher D.  Michaels,  who are  individual  Company  shareholders:
Francis  Parkes,  Dr.  Joe C. Rude  III,  Christopher  D.  Michaels  and  Nevada
--------------------------------------------------------------------------------
Manhattan Mining, Inc. v. Sheldon Salcman, Arie Rabinowitz,  Mayer Rooz, Thomson
--------------------------------------------------------------------------------
Kernaghan & Co. Limited,  Soreq,  Inc.,  Silenus Limited,  Mary Park Properties,
--------------------------------------------------------------------------------
L.H. Financial Services, Austost Anstalt Schaan, Tusk Investments,  Inc., Mendel
--------------------------------------------------------------------------------
Group,  Inc.,  Top Holding  International,  Ltd.,  Praha  Investments  S.A., UFH
--------------------------------------------------------------------------------
Endowment,  Ltd., Atead Consulting S.A., and Ausinvest  Anstalt Balzers,  In the
------------------------------------------------------------------------
Securities Action, plaintiffs contend that defendants violated Section 10(b) and 13(g) of the Securities Exchange Act, Section 1962(b) of the Racketeer Influenced and Corrupt Organizations Act, and committed fraud by engaging in a fraudulent scheme to manipulate and artificially depress the market in and for the Company's common stock by use of massive short sales. Plaintiffs seek an unspecified amount of damages, including punitive damages, a judicial declaration that the terms, conditions and covenants of certain debentures and subscription agreements were violated and certain injunctive relief.

    UFH Endowment,  Ltd and Austost Anstalt Schaan v. Nevada  Manhattan  Mining,
    ----------------------------------------------------------------------------
Inc., Jeffrey Kramer and Christopher Michaels, ---------------------------------------------- (Case No. 98 Civ. 5032) (the "UFH
Action") was filed in United States District Court for the Southern District of New York on or about July 15, 1998, by the Securities Action defendants UFH Endowment, Ltd. and Austost Anstalt Schaan against the Company, Jeffrey S. Kramer, Senior Vice-President and Chief Operating Officer of the Company and Christopher Michaels, President of the Company. The plaintiffs in the UFH Action claim that the Company breached certain debentures and subscription agreements, and that the other defendants induced such breach and thus seek an injunction directing the Company to file a registration statement with the Securities and Exchange Commission ("SEC") and to issue common stock, as well as damages from the Company and defendants Kramer and Michaels. Approximately one month after first filing their complaint, the plaintiffs amended their complaint to include a claim purporting to allege violations by the Company and Jeffrey S. Kramer and Christopher D. Michaels of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and a claim purporting to allege violations of Section 20(a) of the Exchange Act by Jeffrey S. Kramer and Christopher Michaels. On or about July 30, 1998 plaintiffs sought a preliminary injunction requesting that the Company be compelled to file a registration statement with the SEC and issue stock to the plaintiffs. This motion was denied. On july 27,1998, the Company filed a motion to stay, dismiss or transfer the UFH Action to the Central District of California. This motion has not been fully briefed.

    Mendel Group,  Inc. v. Nevada  Manhattan  Mining,  Inc.,  Jeffrey Kramer and
    ----------------------------------------------------------------------------
Christopher D. Michaels,
-----------------------  (Case No. 98 Civ. 5504) (the "Mendel Action") was filed in United States District Court for the Southern District of New York on or about August 6, 1998, by the Securities Action defendant Mendel Group, Inc. against the Company, Jeffrey S. Kramer, Senior Vice-President and Chief Operating Officer of the Company, and Christopher Michaels, President of the Company. The plaintiff claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act, the Uniform Commercial Code, and breach of contract based on allegations that the Company wrongfully failed to honor the terms of certain convertible debentures and failed to file a registration with the SEC. The complaint requests that the court issue an injunction directing the Company to file a registration statement with the SEC, issue common stock to them, and requests damages against the Company, Jeffrey S. Kramer and Christopher Michaels.

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

                                       26
                                     PART II

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

                                       27
DIVIDENDS

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


Comparison of Results of Operations -- Year Ended May 31, 1998
Compared to Year Ended May 31, 1997
---------------------------------------------------------------
     Revenues for the year ended May 31, 1998 were approximately $558,000 as compared to approximately $287,000 for the same period in 1997. The sales in both periods relate to the Brazilian timber operations. The $271,000 increase in sales is due to increased efficiencies.

     The gross margin for the year ended May 31, 1998 was approximately 29.0% as compared to 9.0% for the same period in 1997. The increase is also due to increased efficiencies.

     The general and administrative expenses for the year ended May 31, 1998 were approximately $7,540,000 as compared to $4,270,000 for the same period in 1997. The $3,270,000 is a result of the following: 1) $1,540,000 increase in consulting fees; 2) $250,000 increase in corporate salaries; 3) $150,000 increase in travel; and 3) the remaining increase is due to the operations of the Brazilian activities. Other interest and expense increased by $5,436,555 which is due to an increase in interest expense related to the debentures and notes to shareholders and a $4,836,000 writedown of mineral properties and timber investment which resulted from Management's test for impairment.

Comparison of Results of Operations --Year Ended May 31, 1997
Compared to Year Ended May 31, 1996
-------------------------------------------------------------
     Revenues for the year ended May 31, 1997 were approximately $287,000 as compared to no sales for the same period in 1996. The sales in 1997 relate to the Brazilian timber operations that are new operations for the Company in 1997.

     Exploration cost of the year ended May 31, 1997 were approximately $2,120,000 as compared to approximately $34,000 for the same period in 1996. The $2,086,00 increase in exploration cost is a result of activities at the Company's Nevada mining property and the Indonesian Concessions.

     General and administrative expenses for the year ended May 31, 1997 were approximately $4,270,000 as compared to approximately $1,430,000 for the same period in 1996. The $2,840,000 increase in general and administrative expense is a result of the following: 1) $1,200,000 of expense related to the issuance of warrants for services; 2)$827,000 related to financing expenses; 3) and increase for the Brazilian general and administrative expenses of approximately operating expense of approximately $150,000; and 4) general increase of $663,000 for other expenses (legal, consulting, travel and salaries) attributable to the Company's increased activities from the 1996.

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



                            7. FINANCIAL STATEMENTS

     The following pages contain the financial statements of the Company for the fiscal years ending May 31, 1997 and 1998.

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

Notes to Consolidated Financial Statements                          F-10 - 32

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

As discussed in Note 13 to the financial statements, certain circumstances and facts resulting in overstatement of Mineral Properties as of May 31, 1998, were discovered by management of the Company during the current year. Accordingly, adjustments have been made to correct for these circumstances and facts.

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

New York, New York
September 3, 1998
(Except for Note 13 which is as of February 24, 1999)

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

As discussed in Note 11, the Company has restated its financial statements for the year ended May 31, 1997 to account for the rescission, in December 1997, of the $3,000,000 note agreement with an officer of the Company's Brazilian subsidiary. The effect of the restatement was to decrease long-term debt and Brazilian timber concessions by $2,596,729. As explained in Note 11, the Company has restated its financial statements as of May 31, 1996 and for the year ended May 31, 1997 to provide for impairment of its mineral properties in accordance with SFAS No. 121. The effect of the restatement was to increase accumulated deficit and decrease property by $947,429 as of May 31, 1996 and $3,120,873 as of May 31, 1997, and increase net loss for the year ended May 31, 1997 by $2,173,444. Accordingly, the accompanying financial statements for the year ended May 31, 1997 have been restated to correct the error and the rescission.

                                             Jackson & Rhodes P.C.

July 28, 1997 (except as to Notes 2 and 11,
     which are as of February 13, 1998)
Dallas, Texas

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MAY 31, 1998 (Restated, see Note 13)

           ASSETS
CURRENT ASSETS
    Cash and Cash Equivalents                                       $    81,529
    Accounts Receivable, net of allowance for
     doubtful accounts of $150,000                                      255,027
    Inventories                                                         108,844
    Prepaid Expenses                                                    283,354
                                                                    -----------
       Total Current Assets                                             728,754

PROPERTIES AND EQUIPMENT
    Mineral Properties - Indonesia                                    1,400,000
    Machinery and Equipment, net                                        355,392

OTHER ASSETS                                                            265,700
                                                                    -----------
       TOTAL ASSETS                                                 $ 2,749,846
                                                                    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts Payable and Accrued Expenses                           $ 1,445,106
    Convertible Notes Payable to Stockholders -
      Secured by Common Stock                                         1,366,075
    Notes Payable to Stockholders                                       522,950
    Note Payable to Officer                                             718,000
    Current Portion of Long-Term Debt                                    32,214
                                                                   ------------
       Total Current Liabilities                                      4,084,345

    Long-Term Debt                                                       44,327
    Convertible Debentures                                            2,313,459
                                                                    -----------
       TOTAL LIABILITIES                                              6,442,131
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Note 7)                                        -

MINORITY INTEREST                                                             -

STOCKHOLDERS' DEFICIENCY
    Preferred Stock, $1 par value, 250,000 shares
     authorized, 176,414 shares issued and
     outstanding                                                        176,414
    Common Stock, $0.01 par value, 50,000,000 shares
     authorized and 26,492,543 shares issued and
     outstanding                                                        264,926
    Additional Paid-in Capital                                       28,715,550
    Accumulated Foreign Currency Translation                             24,940
    Accumulated Deficit                                             (32,874,115)
                                                                   ------------
       TOTAL STOCKHOLDERS' DEFICIENCY                               ( 3,692,285)
                                                                   ------------

       TOTAL LIABILITIES STOCKHOLDERS' DEFICIENCY                  $  2,749,846
                                                                   ============

See Accompanying Notes to Consolidated Financial Statements.

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED MAY 31,



                                                      1997              1998
                                                   (Restated)        (Restated)
                                                   ------------      ---------

REVENUES                                          $    287,178    $    557,691

COST OF SALES                                          261,089         394,708
                                                  ------------    ------------

GROSS PROFIT                                            26,089         162,983

EXPLORATION COSTS                                   (2,119,042)              -


GENERAL AND ADMINISTRATIVE EXPENSES                 (4,270,020)     (7,541,328)
                                                  ------------    ------------

NET LOSS FROM OPERATIONS                            (6,362,973)    (7,378,345)
                                                  ------------    ------------


OTHER EXPENSES
    Interest Expense                                    23,479         624,034
    Write-Off of Mineral Properties
      and Timber Investment                                  -       4,836,000
                                                  ------------    ------------
       Total Other Expenses                             23,479       5,460,034
                                                  ------------    ------------

NET LOSS                                            (6,386,452)    (12,838,379)

CUMULATED PREFERRED DIVIDENDS                          149,500          80,316
                                                  ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $(6,535,952)   $(12,918,695)
                                                   ===========     ===========

BASIC LOSS PER SHARE                               $(     0.61)    $(     0.86)
                                                   ===========     ===========

DILUTED LOSS PER SHARE                             $(     0.61)    $(     0.86)
                                                   ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          10,684,176      14,969,621
                                                   ===========     ===========



See Accompanying Notes to Consolidated Financial Statements.

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR THE YEARS ENDED MAY 31, 1997 AND 1998 (Restated, see Note 13)


                                          Stock               Preferred Stock            Common Stock
                                      to be Issued         Shares        Amount       Shares       Amount
                                     --------------        --------    ----------  ----------     ----------

    Balance, May 31, 1996             $     -              132,510     $132,510      8,353,881     $ 83,539

    Shares Issued for Property            108                    -            -        689,200        6,892

    Shares Issued for Accounts
     Payable                                -                    -            -        100,000        1,000

    Shares Issued for Cash                  -               96,409       96,409      1,917,351       19,174

    Shares Issued for Services              -                    -            -         120,000       1,200

    Shares Issued for Conversion
      of Debt                               -                    -            -       1,087,133      10,871

    Conversion of Preferred Stock           -             (    600)      (  600)          6,000          60

    Warrants Issued with Debentures         -                    -            -               -           -

    Other Warrants Issued                   -                    -            -               -           -

    Preferred Dividend                      -                    -            -               -           -

    Net Loss                                -                    -                           -            -
                                      -------              -------    ---------     ----------     --------

    Balance, May 31, 1997 (Restated)  $   108              228,319     $228,319     12,273,565     $122,736
                                      =======              =======     ========     ==========     ========

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIENCY) - continued

                                           Additional          Accumulated
                                             Paid-in        Foreign Currency      Accumulated
                                            Capital           Translation            Deficit          Total
                                           -----------      -----------------     ------------      ---------

    Balance, May 31, 1996                  $15,079,460      $      -              $(13,098,003)     $ 2,197,506

    Shares Issued for Property               3,293,000             -                         -        3,300,000

    Shares Issued for Accounts
     Payable                                   249,000             -                         -          250,000

    Shares Issued for Cash                   1,888,477             -                         -        2,004,060

    Shares Issued for Services                 238,800             -                         -          240,000

    Shares Issued for Conversion
      of Debt                                1,076,755             -                         -        1,087,626

    Conversion of Preferred Stock                  540             -                         -                -

    Warrants Issued with Debentures            666,668             -                         -          666,668

    Other Warrants Issued                    1,206,875             -                         -        1,206,875

    Preferred Dividend                               -             -                (  149,500)       ( 149,500)

    Net Loss                                         -             -                (6,386,452)      (6,386,452)
                                           -----------       -----------          ------------      -----------

    Balance, May 31, 1997 (Restated)       $23,699,575        $    -              $(19,633,955)     $ 4,416,783
                                           ===========        ==========          ============      ===========



   See Accompanying Notes to Consolidated Financial Statements.

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR THE YEARS ENDED MAY 31, 1997 AND 1998 (Restated, see Note 13)

                                         Stock                Preferred Stock            Common Stock
                                      to be Issued           Shares       Amount      Shares        Amount
                                      ------------          ----------  ---------    ----------   ----------

    Balance, May 31, 1997 (Restated)  $     108              228,319    $ 228,319    12,273,565     $122,736

    Common Stock Issued For:
      Cash                             (    108)                   -            -      2,165,400      21,654
      Property                                -                    -            -      5,005,000      50,050
      Conversion of Debt and Interest         -                    -            -        582,575       5,826
      Conversion of Debentures                -                    -            -        338,302       3,383
      Collateral for Stockholders Notes       -                    -            -      2,743,698      27,437
      Conversion of Preferred Stock           -             (207,444)    (207,444)     2,280,199      22,802
      Liquidated Damages                      -                    -            -        289,426       2,894
      Services Rendered                       -                    -            -        814,378       8,144

    Discount for Conversion of Debentures     -                    -            -              -           -

    Warrants Issued For:
      Services Rendered                       -                    -            -              -           -

    Common Stock Dividend
      Issuance of Preferred Stock             -              167,789      167,789              -           -
      Issuance of Common Stock Warrants       -                    -            -              -           -
      Dividends to be Paid                    -             ( 12,250)    ( 12,250)             -           -

    Common Stock in Escrow                    -                    -            -              -           -

    Foreign Currency Translation Adjustment   -                    -            -              -           -

    Preferred Dividend                        -                    -            -              -           -

    Net Loss                                  -                    -            -              -           -
                                      ---------             --------    ---------     ----------     --------

    Balance, May 31, 1998 (Restated)  $       -              176,414    $ 176,414     26,492,543     $264,926
                                      =========             ========    =========     ==========     ========


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY (DEFICIENCY) - continued

                                           Additional          Accumulated
                                             Paid-in        Foreign Currency      Accumulated
                                            Capital           Translation            Deficit         Total
                                           -----------      -----------------     ------------     ---------

    Balance, May 31, 1997 (Restated)       $23,699,575      $        -            $(19,633,955)    $  4,416,783

    Common Stock Issued For:
      Cash                                     547,672               -                       -          569,218
      Property                               3,946,123               -                       -        3,996,173
      Conversion of Debt and Interest          766,463               -                       -          772,289
      Conversion of Debentures                 331,089               -                       -          334,472
      Collateral for Stockholders Notes     (   27,437)              -                       -                -
      Conversion of Preferred Stock            389,886               -                       -          205,244
      Liquidated Damages                       406,606               -                       -          409,500
      Services Rendered                      1,545,026               -                       -        1,553,170

    Discountfor Conversion of Debentures       500,000               -                       -          500,000

    Warrants Issued For:
      Services Rendered                        428,996               -                       -          428,996

    Common Stock Dividend
      Issuance of Preferred Stock                    -               -         (       167,789)               -
      Issuance of Common Stock Warrant         165,926               -         (       165,926)               -
      Dividends to be Paid                           -               -                  12,250                -

    Common Stock in Escrow                  (3,984,375)              -                       -       (3,984,375)

    Foreign Currency Translation
     Adjustment   -                                  -            24,940                     -           24,940

    Preferred Dividend                               -               -             (    80,316)     (    80,316)

    Net Loss                                         -               -             (12,838,379)     (12,838,379)
                                          ------------      ------------            -----------     -----------

    Balance, May 31, 1998 (Restated)      $ 28,715,550      $     24,940          $(32,874,115)    $( 3,692,285)
                                          ============      ============          ============     ============

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED MAY 31,

                                                            1997            1998
                                                         (Restated)      (Restated)
                                                        ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                            $(6,535,952)    $(12,918,695)
    Adjustments to Reconcile Net Loss to Net
       Cash Used in Operating Activities:
              Provision for Doubtful Accounts                    -           150,000
              Write-Off of Mineral Properties
                and Timber Investment                            -         4,836,000
              Common Stock Issued for Services              240,000        1,442,447
              Warrants Issued for Services                1,206,875          278,996
              Write-Off of Officer Advances                      -            52,013
              Common Stock Issued for Financing
               Expense                                      677,000                -
              Amortization of Debenture Discount                  -          314,598
              Depreciation                                   23,931           35,645
              Write-Off of Mill Acquisition Cost                  -          291,246
           (Increase) Decrease
              Accounts Receivable                        (   58,161)      (   46,866)
              Inventories                                         -       (  108,844)
              Prepaid Expenses                           (  622,710)          61,878
              Other Assets                                        -       (   40,701)
           Increase (Decrease)
              Accounts Payable and Accrued Expenses         772,572        1,122,390
                                                        ------------      -----------
       Net Cash Used in Operating Activities             (4,296,445)      (4,529,893)
                                                        -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Property and Equipment                   (  253,998)     (   333,441)
                                                        ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from Issuance of Convertible Debentures      2,000,000        1,500,000
    Payments on Long-Term Debt                          (   114,284)      (   29,881)
    Advances from Officer                                        -           718,000
    Proceeds from Issuances of Notes to Stockholders        986,196        1,978,075
    Payments for Notes to Stockholders                           -        (  375,000)
    Proceeds from Issuance of Common Stock                2,004,060          569,218
                                                        -----------      ------------
       Net Cash Provided by Financing Activities          4,875,972        4,360,412
                                                        -----------      -----------

Foreign Currency Translation Adjustment                           -           24,940
                                                        -----------       ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                               325,529       (  477,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              233,982          559,511
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $    559,511     $    81,529
                                                        ============     ===========



See Accompanying Notes to Consolidated Financial Statements.

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MAY 31, 1998 (Restated, see Note 13)





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














See Accompanying Notes to Consolidated Financial Statements.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE YEARS ENDED MAY 31, 1997 AND 1998 (Restated, see Note 13)



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Organization
                  ------------
                  Terra Natural Resources Corporation and Subsidiaries (Nevada Manhattan Mining Incorporated) (the "Company") was organized to acquire, explore, develop, finance and sell mining and timber rights and properties. For the year ended May 31, 1998, the Company changed its name from Nevada Manhattan Mining Incorporated to Terra Natural Resources Corporation.

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

                  Basis of Presentation
                  ---------------------
                  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which contemplate continuation of the Company as a going concern. As shown in the consolidated financial statements, the Company has incurred operating losses and has had negative cash flows from operations for the last two years. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Principles of Consolidation
                  ---------------------------
                  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

                  Cash and Cash Equivalents
                  -------------------------
                  For statement of cash flow purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

                  Mineral Properties
                  ------------------
                  Acquisition costs relating to mineral properties with proven and probable reserves are deferred until the properties are put into commercial production, sold or abandoned. Exploration costs, including an allocation of employee salaries and related costs, are charged to operations when incurred. Mine development costs incurred to develop new ore bodies, to expand or rehabilitate the capacity of operating mines, or to develop areas substantially in advance of production are charged to operations until management has established proven and probable reserves for the property. For properties placed in production, the related deferred costs are depleted using the units-of-production method over the life of the reserves. Deferred costs applicable to sold or abandoned properties are charged against operations at the time of sale or abandonment of the property.

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

                  Timber Concessions
                  ------------------
                  Timber concessions costs relate to the fees paid to acquire the rights to harvest timber. The acquisition costs are amortized over the term or useful life of the related concession. The harvesting and reclamation costs are charged to expense as incurred.

                  Machinery and Equipment
                  -----------------------
                  Machinery and equipment is stated as its historical cost less accumulated depreciation. Depreciation of machinery and equipment is primarily determined by using the straight-line method over the estimated useful life of seven years for furniture and fixtures and ten years for mill equipment.

                  Impairment of Long-Lived Assets
                  -------------------------------
                  In  accordance  with  Financial   Accounting  Standards  Board
                  ("FASB") Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment losses would be recognized if the carrying amounts of the assets exceed the fair value of the assets.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Foreign Currency Translation
                  ----------------------------
                  For foreign subsidiaries whose functional currency is the local foreign currency, the balance sheet accounts are translated at exchange rates in effect at the end of the year and income and expense accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity.

                  Revenue Recognition
                  --------------------
                  Substantially  all  revenues   are  recognized  when  finished
                  products   are  shipped   with   appropriate   provision   for
                  uncollectible accounts.

                  Income Taxes
                  ------------
                  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes'. Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                  Net Loss Per Share
                  ------------------
                  For the year ended May 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Loss per share for 1997 has been restated using the methodologies of SFAS No. 128.

                  Concentration of Credit Risk
                  ----------------------------
                  The Company sells products (primarily in Brazil) and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

                  Estimates
                  ---------
                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                  Fair Value of Financial Instruments
                  -----------------------------------
                  The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments including cash, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for notes payable and convertible debentures also approximate fair value because current interest rates and terms offered to the Company for similar notes are substantially the same.

                  Recently Issued Accounting Pronouncements
                  -----------------------------------------
                  In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material impact on the presentation of the Company's financial statements.

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

NOTE 2 -      PROPERTIES AND EQUIPMENT

                  Brazil
                  ------
                  The Company has acquired various rights (Jonosa Concessions, Terranorte Concessions and Timberlands), to up to approximately 780,000 hectares (1,950,000 acres) of timber properties located in Brazil. In addition, the Company acquired a sawmill facility located near the town of Sao Miguel do Guama, which is no longer operated by the Company. The Company began harvesting trees in April 1997 and commenced sales during the year ended May 31, 1997.

                  The Jonasa Concessions - See Note 13 - 1998 Restatements
                  ----------------------
                  The Company, through Equatorial, entered into a letter agreement with Madeira Intex, S.A, ("Madeira") whereby Madeira agreed to assign its rights in and to a Joint Venture
                  Agreement which Madeira had entered into in 1984 with Companhia Agropecuaria do Rio Jabuti ("Jonasa"). The Joint Venture Agreement required Jonasa to assign to Madeira the exclusive rights to extract and market all lumber licensed by the appropriate Brazilian authorities for export. All the various agreements were integrated into an Agreement to Jointly Develop Timber Properties. Under this agreement, Jonasa has granted to Equatorial the properties comprising the Jonasa Concessions. In consideration of this grant, Equatorial has agreed to pay to Jonasa 50% of the net proceeds received on the sale of all timber and related products produced and sold pursuant to the agreement. During the year ended May 31, 1998, the Company temporarily suspended harvesting of timber under this agreement. The Company has decided to harvest from the Terranorte Concessions and Tropical Woods Concessions. See Jonasa Concessions in Note 7 - Commitments and Contingencies.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


NOTE 2 -      PROPERTIES AND EQUIPMENT (continued)

                  Terranorte Concessions
                  ----------------------
                  On May 30, 1997, Equatorial entered into an Agreement to Harvest Timber and Develop Timber Properties with Terranorte
                  S.A. ("Terranorte"). Terranorte granted to Equatorial the exclusive right to either harvest the timber or to purchase certain species of logs extracted by Terranorte located on approximately 490,000 hectares of timber property located near the town of Moju, Para, Brazil. In June 1997, Equatorial began harvesting operations employing its own crews and purchasing harvested logs from Terranorte.

                  Sao Miguel Sawmill
                  ------------------
                  On May 30, 1997, Equatorial and Jonasa Madeiras Limitada ("Jonasa Madeiras") entered into an Agreement to Acquire Sawmill. Under the terms of the agreement, Jonasa Madeiras agreed to convey all right, title, and interest in and to the sawmill facility, all equipment relating to the sawmill facility, and 246 hectares of adjacent real property, all of which is located near the town of Sao Miguel do Guama, Para, Brazil. During the year ended May 31, 1998, the Company abandoned the use of the sawmill and extracted a majority of the assets purchased during the year. The Company has terminated the agreement for the use of the sawmill, and charged the acquisition cost to expense for the year ended May 31, 1998.

                  Timberlands
                  -----------
                  In April 1998, the Company entered into an agreement to acquire title to land, containing approximately 292,598 hectares, which consists of one large tract in the state of Amazonas and several smaller tracts in the state of Para. The Company acquired title to the property for the issuance of 5,000,000 shares of the Company's common stock. The shares were valued at $3,984,375 which represents the fair market value of the stock at date of issuance. The shares were issued as escrow shares contingent upon the stockholder's completion of certain financial obligations to the Company and the Company's completion of its due diligence as to the proper conveyance of the deeds for the property. The stockholder has until October 7, 1998 to complete his financial obligation to the Company and the Company has until October 22, 1998 to complete its due diligence. Also, the Company has the right to cancel the shares and rescind the acquisition any time prior to the completion of its due diligence. Also, if the stockholder does not complete his financial obligation to the Company, then the Company can cancel the shares and the property remains with the Company.

                  Tapana (Tropical Woods) Sawmill
                  -------------------------------
                  In May 1998, the Company entered into a lease agreement for a sawmill, located in Belem, Brazil which includes 3.6 hectares of property, an office building, a sawmill with related equipment and a port for unloading and storage of logs. The lease is for a minimum of two years. Also, the agreement provides for Tropical Woods to deliver a minimum of 2,300 cubic meters of logs per month from their property, consisting of 162,982 hectares. The Company began operating the sawmill in June 1998.

                  Domestic Mineral Properties - See Note 13 - 1998 Restatements
                  ---------------------------
                  The Company owns a 100% interest in mineral properties located in the Manhattan Mining District, Nye County Nevada (the
                  Nevada Properties). The Nevada Properties consist of 28 patented (fee ownership) and 65 unpatented (deed ownership) mining claims that include the Whitecaps Mine, Union Mine, Consolidated Mine, Earl Mine, Bath Mine and other miscellaneous mines and claims which cover approximately 1,800 acres.

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)

NOTE 2 -      PROPERTIES AND EQUIPMENT (continued)

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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


NOTE 2 -      PROPERTIES AND EQUIPMENT (continued)

                  Indonesia Mineral Properties
                  ----------------------------
                  The Company has made certain acquisitions in Indonesia during the year ended May 31, 1997:

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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)

NOTE 2 -      PROPERTIES AND EQUIPMENT (continued)

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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


NOTE 6 -      CONVERTIBLE DEBENTURES (continued)

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


NOTE 7 -      COMMITMENT AND CONTINGENCIES

                  Leases
                  ------
                  The Company's Brazilian operation leases approximately 3.6 hectares of property and a related sawmill through May, 2000. The future minimum lease payments are $153,000 for each year ending May 31, 1999 and 2000. Rent expense amounted to $27,181 and $20,726 for the years ended May 31, 1997 and 1998, respectively.


                  Securities and Exchange Commission
                  ----------------------------------
                  In fiscal 1994, the Company entered into a consent judgment with the Securities and Exchange Commission following an investigation into the Company's business activities.

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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (continued)

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

                  Commissions
                  -----------
                  During May 1997, the Company agreed to pay two shareholders an aggregate of 3% of the "net profits" of the Company's Brazilian operations. For the year ended May 31, 1997 and 1998 no commissions were paid.

                  Legal Proceedings
                  -----------------
                  During November 1996, the Company filed a lawsuit in Nevada against its former joint venturer partners in the Nevada Properties ("the Harvey Entities"). The complaint originally alleged, among other things, that the Harvey Entities breached their obligations under various agreements. The action as amended seeks damages of approximately $4,000,000 resulting from the actions and inactions of the defendants. In a counterclaim, the defendants are seeking an injunction preventing the Company from conducting activities related to the mine and punitive damages and other financial relief based on breach of contract and other causes of action.

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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (continued)

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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (continued)

                  Jonasa Agreement - See Note 13 - 1998 Restatements
                  ----------------
                  In February 1998, a dispute arose between the Company's subsidiary, Equatorial and Jonasa. In addition, the Company had been considering transferring its operations closer to the principal port in the area, Belem, to sell more of its products for export, and consolidating its operations with the administration of its Brazilian operations. As a result, Equatorial and Jonasa entered into a compromise and settlement agreement which resulted in the removal of substantially all equipment from the Sao Miguel sawmill facility and the abandonment of its operations in Sao Miguel. Given these events, the legality of the Jonasa Timber Concession could be contested by Jonasa. However, the Company believes any such actions by Jonasa would be defendable by the Company and that the Concession is still valid.

                  Regulations
                  -----------
                  The Company's mining operations, exploration and timber activities are subject to various foreign, federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Management believes that the Company is in material compliance with all applicable laws and regulations.

                  Investment Agreement
                  --------------------
                  During the year ended May 31, 1998, the Company entered into an agreement for an investor to purchase up to $14,000,000 of the Company's common stock over a period of three years from March 28, 1998. The principal terms of the agreement are as follows:

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

                                      F-23
                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


NOTE 7 -      COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 8 -      STOCKHOLDERS' EQUITY

                  Preferred Stock
                  ---------------
                  The Company is authorized to issue up to 250,000 shares of Preferred Stock with a par value of $1.00 per share. The Preferred Stock may be issued from time to time in one or more series.

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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


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

                  Common Stock
                  ------------
                  For the year ended May 31, 1997, the Company had the following
                  significant  common  stock  transactions   (see  Note  12  for
                  Subsequent Events):

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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


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

                  Warrants
                  --------
                  During the year ended May 31, 1997, warrants were issued to third parties for an aggregate of 412,500 shares. In accordance with SFAS 123, the Company expensed $1,206,875 in connection with these warrants.

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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)


NOTE 8 -      STOCKHOLDERS' EQUITY (continued)


                  Stock Options
                  -------------
                  The Company has adopted only the disclosure provisions of SFAS No. 123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employess", and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the proforma amounts indicated below:

                                             For The Years Ended,
                                             --------------------
                                                   May 31,
                                            1997                1998
                                         (Restated)           Restated
                                         ----------           --------
                  Net Loss
                     As Reported         $(6,535,952)        $(12,918,695)
                                         ============        ============
                     Proforma            $(6,584,802)        $(12,951,016)
                                         ============        ============

                  Basic Loss Per Share
                     As Reported         $(      .61)        $(     0.86)
                                         ============        ============
                     Proforma            $(      .62)        $(     0.87)
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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)



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

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)



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

                  Following is a reconciliation between income tax provision (credit) and the amount that would result from applying the
                  U. S. statutory rate to pretax income (loss):

                                                            May 31,
                                                 1997                   1998
                                              (Restated)             (Restated)
                                              ----------             ----------
                  Income Tax Credit at
                    Statutory Rate            $(1,430,000)          $(5,230,000)
                  Lack of Taxable Income
                    in Carryback Period         1,430,000             5,230,000
                                              -----------           -----------
                  Income Tax Provision        $         -           $         -
                                              ===========           ===========

                  Following are the  components  of the  Company's  deferred tax
                  asset   resulting   from  the   Company's  net operating  loss
                  carryforward  at each period:

                                                         May 31,
                                                 1997                   1998
                                              (Restated)             (Restated)
                                              ----------             ----------

                  Deferred Tax Asset          $5,300,000            $10,500,000
                  Valuation Allowance         (5,300,000)           (10,500,000)
                                              -----------           -----------
                  Net Deferred Tax Asset      $        -            $         -
                                              ===========           ===========

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)



NOTE 10 -  GEOGRAPHIC AND SEGMENT INFORMATION

             Geographic Information
             ----------------------
             Financial data by geographic area as of and for the years ended May 31, 1997 and 1998 were as follows:

                1997                                        Operating            Identifiable
             (Restated)                 Sales                   Loss                 Assets
             ----------            -------------           -------------           ----------
             United States                    -            $(5,823,572)          $ 3,661,472
             Indonesia -                                    (  318,165)            2,600,000
             Brazil                      287,148            (  221,236)            1,563,751
                                    -------------           -----------           -----------
                Total               $    287,148           $(6,362,973)          $ 7,825,223
                                    ============           ===========           ===========


                1998
             (Restated)
             ----------
             United States          $     41,740          $( 8,489,343)          $   471,899
             Indonesia -             (    13,110)          ( 1,200,000)            1,400,000
             Brazil                      515,951           ( 3,149,036)              877,947
                                    ------------            ----------           -----------
                Total               $    557,691          $(12,838,379)          $ 2,749,846
                                    ============          ============           ===========


             Financial data by segment as of and for the years ending May 31, 1997 and 1998 were as follows:

                1997
             (Restated)                 Timber                Mining               Total
             ----------             -------------          ------------          -----------
             Sales                  $    287,178           $         -           $   287,178
                                    ============           ============          ===========

             Operating Loss         $(   221,238)          $(2,379,049)          $(2,600,287)
             General Corporate
               Expenses                        -                     -            (3,786,165)
                                    ------------         --------------          -----------
             Net Loss               $(   221,238)          $(2,379,049)          $(6,386,452)
                                    ============           ============          ===========

             Identifiable Assets    $  1,563,751           $ 5,829,783           $ 7,393,534
             Corporate Assets                  -                     -               431,689
                                    ------------           -----------           -----------
             Total Assets           $  1,563,751           $ 5,829,783           $ 7,825,223
                                    ============           ===========           ===========

             Capital Expenditures   $    253,998           $         -           $   253,998
                                    ============           ===========           ===========

             Depreciation           $      5,500           $    18,431           $    23,931
                                    ============           ===========           ===========

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)



NOTE 10 - GEOGRAPHIC AND SEGMENT INFORMATION (continued)

                1998
             (Restated)                 Timber                Mining              Total
             ----------             -------------          ------------        -----------
             Sales                  $    515,951           $    41,740         $    557,691
                                    ============           ============        ============

             Operating Loss         $(3,149,036)           $(5,904,388)        $( 9,053,424)
             General Corporate
               Expenses                       -                      -          ( 3,784,955)
                                    -----------            -----------         ------------
             Net Loss               $(3,149,036)           $(5,904,388)        $(12,838,379)
                                    ===========            ===========         ============

             Identifiable Assets    $   877,947            $ 1,400,000         $  2,277,947
             Corporate Assets                 -                      -              471,899
                                    -----------            -----------         ------------
             Total Assets           $   877,947            $ 1,400,000         $  2,749,846
                                    ===========            ===========         ============

             Capital Expenditures   $   320,702            $        -          $    320,702
             Corporate Expenditures           -                     -                12,739
                                    ------------           ----------          ------------
             Total Expenditures     $   320,702            $        -          $    333,441

             Depreciation           $    16,857            $        -          $     16,857
             Corporate Depreciation           -                     -                18,788
                                    ------------           ----------          ------------
                Total Depreciation  $    16,857           $        -           $     35,645
                                    ===========           ===========          ============

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

               As explained in Note 2, the Company has restated its financial statements as of May 31, 1996 and for the year ended May 31, 1997 to provide for impairment of its mineral properties in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The effect of the restatement was as follows:

                                         Increase (Decrease)
                            -------------------------------------------------
                                                                  Accumulated
           Period            Net Loss          Property             Deficit
         -------------      ----------        -----------          ----------
          May 31, 1997      $2,173,444        $(3,120,873)         $3,120,873
          May 31, 1996      $        -        $         -          $  947,429

                       TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)



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


NOTE 12 -     SUBSEQUENT EVENTS

                  Tropical Woods Concessions
                  --------------------------
                  In August 1998, the Company entered into an agreement with Tropical Woods to harvest timber from 1,380 hectares, in Para, Brazil, for a period of thirty years.

                  Stock Purchase Agreement
                  ------------------------
                  In September 1998, the Company entered into a stock purchase agreement to sell 5,500,000 shares of its common stock for $500,000.

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


NOTE 13 - 1998 RESTATEMENTS

               The Company has restated its financial statements as of May 31, 1998 and for the year then ended to account for impairment of its Domestic Mineral Properties ("Nevada Properties") and its Timber Concession ("Jonasa Concession") in accordance with SFAS No. 121. Subsequent to the previous issuance of the financial statements, management discovered certain circumstances and facts which existed, as of the financial statement date, that were misinterpreted when evaluating whether the carrying amounts of these two properties were recoverable, as follows:

                      TERRA NATURAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MAY 31, 1997 AND 1998 (Restated, see Note 13)

NOTE 13 -   1998 RESTATEMENTS (continued)

               - For the Nevada Properties, management was unable to substantiate proven and probable reserves of extractable ore sufficient to calculate the cash flows required to evaluate the recovery of the acquisition costs.

               - For the Jonasa Concessions, management did not properly estimate the costs required to perfect the title to the property, as discussed in Note 7 - Commitments and Contingencies, and the additional costs required to transport the harvested timber to the Company's new sawmill, Tropical Woods. Given these facts management believes these additional costs would prohibit the Company's continuing involvement with this project.


               When properly applying these circumstances and facts in accordance with SFAS 121, the Nevada Property acquisition costs of $2,936,000 and Jonasa Concession acquisition costs of $700,000 were deemed to be unrecoverable and written off during the year ended May 31, 1998.

               8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE


Changes in Certifying Accountants
---------------------------------

    On July 7, 1998, the Company hired Merdinger, Fruchter, Rosen & Corso, P.C. as the Company's new independent auditors, replacing Jackson & Rhodes P.C. While Jackson & Rhodes P.C. performed to the Company's satisfaction, the decision to change accountants, which was approved by the Board of Directors of the Company, was based in part on the fact that Merdinger, Fruchter, Rosen & Corso, P.C. has a Los Angeles office and is a larger firm than Jackson & Rhodes.

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

                                       32
REGULATORY PROCEEDINGS

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

                                       33
SIGNIFICANT EMPLOYEES AND CONSULTANTS

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


      COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission reports of ownership and of changes in beneficial ownership of Common Stock and other equity securities of the Company and to provide the Company with copies of such reports. To the Company's knowledge, based solely on its review of the copies of the forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that for fiscal 1998 all reports were timely filed except three late filings of Form 4 (which have now been made) by Joe C. Rude III, a director of the Company.

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

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                                           % of Total
                                  Number of Securities    Options/SARs
                                  Underlying Options/      Granted to          Exercise
                                        SARS                Employees            or Base     Expiration
          Name                       Granted(4)           in Fiscal Year       Price($/Sh)      Date
          ----                       ----------           --------------       -----------      ----

Christopher D. Michaels(1)...          10,000                   20%              $ 1.00      May 31, '06
Jeffrey S. Kramer(1).........          10,000                   20%              $ 1.00      May 31, '06
Stanley Mohr(1)..............          10,000                   20%              $ 1.00      May 31, '06
Joe Rude III(1)..............          10,000                   20%              $ 1.00      May 31, '06
Edna Pollack(2)..............          10,000                   20%              $ 1.00      May 31, `06

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


(2)  Ms. Pollack's term as director ended on April 17, 1998.


    The following table sets forth, on an aggregated basis, certain information with regard to Options and SAR Exercises during the year ending May 31, 1998 by each of the named executive officers:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                               Number Of Unexercised    Value Of Unexercised
                                               Securities Underlying        In-The-Money
                                                   Options/SARS              Option/SARs
                    Shares Acquired              at May 31, 1998            At May 31, 1998
                       On Exercise    Value       Exercisable/               Exercisable/
       Name                (#)      Realized      Unexercisable             Unexercisable
       ----                ---      --------      -------------             -------------

Christopher D.
  Michaels                  0            0            120,000                    --
Jeffrey S. Kramer           0            0             90,000                    --
Stanley Mohr                0            0             60,000                    --



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

                                       39
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

10.(xxvi) Agreement to Jointly Develop Timber Properties dated May 30, 1997****

10.(xxvii)Agreement to Acquire Sawmill dated May 30, 1997****

10.(xxviii)Agreement to Harvest Timber and Develop Harvest Properties****

10.(xxix)  Addendum to Contract for Extraction of Timber and Development of
           Timber Properties****

10.(xxx) Term Sheet for Royal Gold/Nevada Manhattan Mining Agreement and Option to Purchase dated November 25, 1997#

10.(xxxi)  Cooperation Agreement with Metsa Timber dated March 3, 1998#

10.(xxxii) Agreement Re Acquisition of Timber Rights dated April 22, 1998#

10.(xxxiii)Addendum No. 1 to Agreement Re Acquisition of Timber Rights#

1.(xxxiv)  Addendum No. 2 to Agreement Re Acquisition of Timber Rights#

10.(xxxv)  Addendum No. 3 to Agreement Re Acquisition of Timber Rights#

10.(xxxvi) Investment Agreement with Bristol Asset Management, LLC. dated March
            27, 1998#

10.(xxxvii)Subscription Agreement with TiNV1, Inc. dated as of August 28, 1998#

10.(xxxviii)Agreement with TiNV1, Inc. dated as of August 28, 1998#

10.(xxxix) Option Agreement with TiNV1, Inc. dated as of August 28, 199#

10.(xl)    Letter Agreement with TiNV1, Inc. dated as of August 28, 1998#

16         Letter on Change in Certifying Accountant +++

21         Subsidiaries of Small Business Issuer#

                                       40
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

#         Previously filed

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

                                       NEVADA MANHATTAN GROUP, INCORPORATED
                                       (fka Terra Natural Resources Corporation)
Amendment No. 2
                                             /s/ Bruce D. Lauper
Date:  May 20, 1999               By:  _______________________________
                                          Chief Financial Officer


    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               Chairman,
  /s/ RICHARD IZUMI            Chief Executive            May 20, 1999
-----------------------------  Officer
    Richard Izumi



  /s/ TETSUO KITAGAWA          Director                   May 20, 1999
----------------------------   Chief Operating Officer
    Tetsuo Kitagawa


  /s/ JEFFREY S. KRAMER        Director                   May 20, 1999
----------------------------
    Jeffrey S. Kramer


  s/ ILYAS CHAUDHARY           Director                   May 20, 1999
----------------------------
    Ilyas Chaudhary


  /s/ JOE RUDE III, M.D.       Director                   May 20, 1999
----------------------------
  Joe C. Rude III, M.D.


  /s/ WILLIAM E. WILSON        Director                   May 20, 1999
----------------------------
    William E. Wilson