Form 10QSB/A
period 1998-08-31
NEVADA MANHATTAN GROUP INC
filed 1999-06-15
CIK 848821

               United States Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 3

                                       to

                                  FORM 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
      ACT OF 1934. For the quarterly period ended August 31, 1998.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
                 For the transition period from ______to ______

                        Commission file number: 0-25117

                      NEVADA MANHATTAN GROUP, INCORPORATED
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               NEVADA                                   88-0219765
    (State or Other Jurisdiction of                  (I.R.S.Employer
    Incorporation or Organization)                 Identification No.)

           15260 VENTURA BLVD., SUITE 1200, SHERMAN OAKS, CA  91403
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices

                                 (818) 728-9728
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                      TERRA NATURAL RESOURCES CORPORATION
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 3 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ]

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

  Traditional Small Business Disclosure Format (check one):   Yes [X]  No [ ]

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                             (dba NEVADA MANHATTAN)
                              INDEX TO FORM 10-QSB






PART I   FINANCIAL INFORMATION                                     PAGE NO.

Item 1   Financial Statements for Terra Natural Resources Corp.

         Consolidated Balance Sheets -
           August 31, 1998 and May 31, 1998                             3

         Consolidated Statements of Operations -
           Three Months Ended August 31, 1998 and 1997                  4

         Consolidated Statements of Cash Flow -
           Three Months Ended August 31, 1998 and 1997                  5

         Notes to Consolidated Financial Statements                     6

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operation                           8

         Year 2000 Disclosure                                           9



PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                             11

Item 2   Changes in Securities                                         11

Item 3   Defaults Upon Senior Securities                               11

Item 4   Submission of Matters to a Vote of Security Holders           11

Item 5   Other Information                                             11

Item 6   Exhibits and Reports on Form 8-K                              12

         Signature                                                     13

              TERRA NATURAL RESOURCES CORPORATION AND SUBSIDIARIES
                             (dba NEVADA MANHATTAN)
                           CONSOLIDATED BALANCE SHEETS

                                                                      (Audited)
                                                  (Unaudited)       May 31, 1998
                                                 August 31, 1998      (Restated)
                                                 ---------------    ------------
           ASSETS
Current assets:
  Cash and cash equivalents                      $   221,273         $    81,529
  Accounts receivable, net of allowance
   for doubtful accounts of $150,000                 285,316             255,027
  Inventories                                         96,001             108,844
  Stock Subscription Receivable                      250,000
  Prepaid expenses                                   372,789             283,354
                                                   ---------             -------
      Total current assets                         1,225,379             728,754
Properties and equipment
  Mineral Properties - Indonesia                   1,400,000           1,400,000
  Machinery and equipment, net                       352,300             355,392
Other Assets                                         234,445             265,700
                                                  ----------          ----------
       TOTAL ASSETS                               $3,212,124          $2,749,846
                                                  ==========          ==========

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and Accrued Expenses           $1,524,254          $1,445,106
  Convertible Notes payable to stockholders
    - Secured by Common Stock                      1,264,520           1,366,075
  Notes Payable to Stockholders                      522,950             522,950
  Note Payable to Officer                            713,955             718,000
  Current portion of long-term debt                   32,214              32,214
                                                  ----------          ----------
           Total current liabilities               4,057,893           4,084,345

Long term debt                                        35,327              44,327
Convertible debentures                             2,407,771           2,313,459
                                                  ----------           ---------
           Total liabilities                       6,500,991           6,442,131
                                                  ----------           ---------
Commitments and contingencies                            ---                 ---
Stockholders' Equity (Deficiency):
  Preferred stock, $1 par, 250,000 shares
    Authorized, 176,414 outstanding
     At August 31, 1998 and May 31, 1998             176,414             176,414
  Common stock, $0.01 par, 49,750,000
     Shares authorized, 40,157,243 and
      26,492,543 shares issued and outstanding       401,572             264,926
  Additional paid-in capital                      30,540,415          28,715,550
  Accumulated Foreign Currency Translation            29,610              24,940
  Accumulated deficit                            (34,436,878)        (32,874,115)
                                                  ----------         -----------
    Total stockholders' equity (deficiency)      ( 3,288,867)        ( 3,692,285)
                                                  ----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)                                      $3,212,124         $ 2,749,846
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

The Company's subsidiaries in Brazil and the Commonwealth of Independent States are currently in the process of assessing their state of readiness and any possible counter measures that need to be undertaken in order to assure Y2K compliance. Although it is believed that all subsidiaries in Brazil and within the Commonwealth of Independent States are Y2K compliant, the Company believes that since the majority of the operations are manually conducted, the effects of any possible technological problem shall be minimal. The Company has further assessed that if there should happen to be a Y2K problem, the Company's financial statement shall not be materially affected.

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

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

5.       OTHER INFORMATION

Not applicable.

6.       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
--------

Exhibit Description                                                Reference No.
-------------------                                                -------------
Amended By-Laws of Terra Natural Resources Corporation                  3.(xi)*

Financial Data Schedule                                                  27

*Previously filed

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



                                    Nevada Manhattan Group, Inc.

    Amendment No. 3                          /s/ Bruce D. Lauper
    May 20, 1998               __________________________________________
                                    Bruce D. Lauper, Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
Number                     Description of Exhibit
-------                    ----------------------

3.(xi)        Amended By-Laws of Terra Natural Resources Corporation*

27            Financial Data Schedule


*Previously filed