Form 10QSB/A
period 1998-11-30
NEVADA MANHATTAN GROUP INC
filed 1999-06-15
CIK 848821

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

                         Commission file number: 0-25117

                      NEVADA MANHATTAN GROUP, INCORPORATED
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               NEVADA                                   88-0219765
    (State or Other Jurisdiction of          (I.R.S.Employer Identification No.)
    Incorporation or Organization)

           15260 VENTURA BLVD., SUITE 1200, SHERMAN OAKS, CA  91403
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

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)       (Audited)
           ASSETS                                                    May 31, 1998
Current assets:                                 November 30, 1998     (Restated)
                                                -----------------    ------------

  Cash and cash equivalents                         $1,420,169        $  81,529
  Accounts receivable, net of allowance
       for doubtful accounts of $150,000               898,257          255,027
  Inventories                                          401,199          108,844
  Prepaid expenses                                     232,240          283,354
                                                  ------------       ----------
      Total current assets                           2,951,865          728,754
Properties and equipment
  Mineral Properties - Indonesia                     1,400,000        1,400,000
  Machinery and equipment, net                         428,469          355,392
Other Assets                                             3,300          265,700
                                                  ------------       ----------
    TOTAL ASSETS                                    $4,783,634       $2,749,846
                                                  ============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

Current liabilities:
  Accounts payable and Accrued Expenses             $1,375,453       $1,445,106
  Convertible Notes                                  1,366,462        1,889,025
  Note Payable to Officer                              154,009          718,000
  Current portion of long-term debt                         --           32,214
                                                  ------------       ----------
      Total current liabilities                      2,895,924        4,084,345

Long term debt                                              --           44,327
Convertible debentures                               2,419,182        2,313,459
                                                  ------------       ----------
      Total liabilities                              5,315,106        6,442,131

Commitments and contingencies                              ---              ---
Stockholders' Equity (Deficiency):
  Preferred stock, $1 par, 250,000 shares
    Authorized, 176,414 outstanding
    At November 30, 1998 and May 31, 1998              176,414          176,414
  Common stock, $0.01 par, 49,750,000
   Shares authorized, 43,783,563 and
    26,492,543 shares issued and outstanding           437,836          264,926
  Additional paid-in capital                        33,740,597       28,715,550
  Accumulated Foreign Currency Translation         (    57,274)          24,940
  Subscriptions receivable                         (   428,850)              --
  Accumulated deficit                              (34,400,195)     (32,874,115)
                                                  ------------       ----------
      Total stockholders' equity (deficiency)      (   531,472)     ( 3,692,285)
                                                  ------------       ----------
TOTAL LIABILITIES AND STOCKHOLDER EQUITY
(DEFICIENCY)                                        $4,783,634       $2,749,846
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

     The Company is deriving revenue from timber harvesting and production in Brazil and holds various rights to develop and harvest timber properties on up to 490,000 hectares located in the State of Para, Brazil.

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

4.   Subsequent Events

     A. On December 23, 1998, the Company acquired 80% of the metal mining resources and timber properties of Chrustalnaya, a Russian joint stock company headquartered in Kavalerovo for 8,000,000 shares of restricted common stock. Chrustalnaya has approximate reported annual timber and mining revenues in excess of $16 million. Chrustalnaya's reported mining resources are in excess of 16,690 tons of tin, 9,970 tons of lead, 50,970 tons of zinc, 426 tons of silver, 2,760 tons of copper and 878 kg. of gold. Reported dense timber holdings in the Primorsky Kray region are over two million hectares or 9,000 square miles. Chrustalnaya's mining activities include mining, processing ore of colored metals and obtaining concentrates in the fields of gold, silver and tin.

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

     F. On January 13, 1999 and January 27, 1999, the Company received comments from the Securities and Exchange Commission relative to its valuation of its domestic mineral properties. The Company and its accountants have taken a prior period writedown of $2,936,000 against its Domestic Mineral Properties and $700,000 against the Brazilian Timber Properties, pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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


6.   Exhibits and Reports on Form 8-K
     --------------------------------

EXHIBITS

Exhibit Description                                            Reference No.
-------------------                                            -------------
Restated Amended By-Laws of Terra Natural Resources
Corporation as of November 30, 1998                              3.(xii)*

Certificate of Amendment of Articles of Incorporation
of Terra Natural Resources Corporation filed December 11, 1998   3.(xiii)*

Memorandum of Agreement effective as of October 9, 1998,
between Cyprus Amax Coal Company and Nevada Manhattan
Mining, Inc.                                                     10.(xli)*

Term Sheet dated December 30, 1998 between Nevada Manhattan
Group, Inc. and Capco Acquisub, Inc. re Purchase of Common
Stock of Meteor Industries, Inc.                                 10.(xlii)*

Personal Guaranty of Ilyas Chaudhary re Purchase of Common
Stock of Meteor Industries, Inc.                                 10.(xliii)*

Letter Agreement for Asset Acquisition by and between Nevada
Manhatten Group, Incorporated and LLC NPK Edikt,
re Chrustalnaya Mining, dated December 23, 1998                   10.(xliv)*

Financial Data Schedule                                                 27

*Previously filed

Reports on Form 8-K
-------------------

None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Nevada Manhattan Group, Incorporated

        Amendment No. 2                       /s/ Bruce D. Lauper
        May 20, 1999               _________________________________________
                                    Bruce D. Lauper, Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit
Number          Description of Exhibit
-------         ----------------------

3.(xii) Restated Amended By-Laws of Terra Natural Resources Corporation as of November 30, 1998*

3.(xiii) Certificate of Amendment of Articles of Incorporation of Terra Natural Resources Corporation filed December 11, 1998*

10.(xli) Memorandum of Agreement effective as of October 9, 1998, between Cyprus Amax Coal Company and Nevada Manhattan Mining, Inc.*

10.(xlii)       Term Sheet dated December 30, 1998 between Nevada Manhattan
                Group, Inc. and Capco Acquisub, Inc. re Purchase of Common
                Stock of Meteor Industries, Inc.*

10.(xliii)      Personal Guaranty of Ilyas Chaudhary re Purchase of Common
                Stock of Meteor Industries, Inc.*

10.(xliv)       Letter Agreement for Asset Acquisition by and between
                Nevada  Manhatten  Group,  Incorporated  and  LLC NPK
                Edikt,  re  Chrustalnaya  Mining,  dated December 23,
                1998*

27              Financial Data Schedule

*Previously filed