Form 10KSB
period 1999-05-31
NEVADA MANHATTAN GROUP INC
filed 2000-04-10
CIK 848821

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                   FORM 10-KSB


                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended MAY 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25117

                      NEVADA MANHATTAN GROUP, INCORPORATED
              ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   NEVADA                              88-0219765
     -------------------------------             ----------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization              Identification Number)


      2151 MICHELSON, SUITE 150, IRVINE, CALIFORNIA            92612
      ---------------------------------------------          ---------
          (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (949) 477-9965

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

Issuer's revenues for its most recent fiscal year.               $0

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the average of the high and low prices of the Common Stock on the OTC Bulletin Board on March 1, 2000, was $2,512,112. For purposes of this computation, all officers, directors, and 5% beneficial owners of the registrant (as indicated in Item 12) are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5% beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 Par Value, outstanding at March 1, 2000, 1998, was 72,730,376.

                     Documents incorporated by reference:     None

                   TABLE OF CONTENTS - 1999 FORM 10-KSB REPORT

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    4

Item   2.      Properties                                                  6

               Risk Factors                                                7

Item   3.      Legal Proceedings                                          13

Item   4.      Submission of Matters to a Vote of Security Holders        15

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                        16

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        18

Item   7.      Financial Statements                                       20
                                                                      F1-F32

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        21

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                        21

Item  10.      Executive Compensation                                     23

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             26

Item  12.      Certain Relationships and Related Transactions             29

Item  13.      Exhibits and Reports on Form 8-K                           30

Signatures                                                                33

                                     PART I

                                   1. BUSINESS

    Nevada Manhattan Group, Incorporated (the "Company"), was formed on June 10, 1985, in the state of Nevada1. The Company's Articles, as amended December 11, 1998, currently authorize the issuance of 250,000,000 shares of Common Stock with a par value of one cent ($.01) per share and 250,000 shares of Series A Preferred Stock with a par value of $1.00 per share (the "Preferred Stock") convertible into Common Stock on the terms and conditions described elsewhere in this Annual Report.

     In August 1998, the management and financial control of the Company changed pursuant to an agreement with TiNV1, a California corporation (see Part III - Security Ownership of Certain Beneficial Owners and Management). Following this 1998 management change, the Company announced acquisitions in the Federation of Russia in the fields of metals/mining processing and sales, fish products and sales, timber harvesting/processing and sales, coal mining and exploration, oil and gas products and technology. In August 1999, the management of the Company changed again (see Part III - Officers and Directors). Approximately thirty days after this 1999 management change, John Deniken, Company Chairman and CEO visited the Federation of Russia to review the Company's operations there, meeting with Mr. Vadim A. Maslov, the Deputy General Director of Ecologia, a scientific and technology center, which represented the interests of the Company in the Federation of Russia.

     Management discussed the Gold Mining operation in which Transfor SIA transferred a 51% interest to the Company for $15,000,000 in July 1999. Apparently, the Company gave Transfor SIA $4,830,000 down and signed a promissory note for $10,170,000. According to Mr. Maslov, the Company was also required to provide an additional $30,000,000 for capital improvements and operating funds for this project. Transfor SIA believes that the Company breached the agreement and will not honor the terms.

     Also discussed with Mr. Maslov were other mining and timber operations where the Company owned 80% of certain timber and mining rights of tin, copper sulfate, gold and silver (Chrustalnaya). The Company had issued 8,000,000 shares of restricted Common Stock in consideration of these assets. Again, the seller feels that the Company breached this agreement by non-performance. Previous management never worked out an operating agreement as to the expenses of running the operations and how much the operations would net against production. The agreement only provides that Mr. Alexander Gonchar, Vadim's superior, was to finalize the operating agreement. Current management does not believe it in the best interest of the Company to invest further in these operations.


--------
1 The Company was originally incorporated on June 10, 1985, in the state of Nevada under the name of Epic Enterprises, Ltd. On September 11, 1987, the Company amended its Articles of Incorporation to change its name to Nevada Manhattan Mining Incorporated. On May 12, 1998, the Company further amended its Articles to change its name to Terra Natural Resources Corporation. On December 11, 1998, the Company further amended its Articles to change its name to Nevada Manhattan Group, Incorporated.

     Also discussed were the fishing ships and fishing business for which the Company paid approximately $1,200,000. The Company was to provide an additional $1,000,000 for freezing operations which previous management did not provide in the prescribed time frame. Again, the seller believes the Company breached the agreement.

     Since the Company does not have the financial ability to fulfill these agreements, present management sees little hope of salvaging any of these Federation of Russia acquisitions.

     The Company previously owned and was generating revenue from timber harvesting and production rights and facilities on up to 490,000 hectares located in the state of Para, Brazil ("Brazilian Operations"). In late 1998 and early 1999, Company management was informed by Brazilian Operations management that without additional capital provided by the Company, operations were in jeopardy as there were unpaid salaries and creditors. Further, if the Company did not provide this additional capital, Brazilian Operation assets were in jeopardy of seizure through legal action by unpaid employees and creditors. Management at the time deemed these operations uneconomic and elected not to provide additional capital. Brazilian Operations ceased.

     The Company previously acquired rights in seven gold mining concessions and four coal mining concessions in Indonesia. Current management is of the opinion that the Company no longer controls any of these concessions. Political changes as well as non compliance with performance criteria under the concession agreements, as well as uneconomic mining conditions have predicated management's current position. In support of current Management's position, the Company previously entered into a coal exploration and development agreement with a recognized coal company in North America and found the property to be uneconomic.

     The Company maintains an interest in a gold exploration property located near Tonopah, Nevada. (See "Properties - The Nevada Property").


     The Company has its principal executive offices at 2151 Michelson, Suite 150, Irvine, California, 92612; telephone 949-477-9965; fax 949-477-2150.

     Management of the Company presently consists of a seven member board; two seats are currently vacant. The Company employs one full-time executive officer and contracts all other services.


The Company's Subsidiaries

     The Company previously reported subsidiaries, including NMG Rexco, Inc. (fishing, processing and distribution), Terra Resources Brazil, Ltda (Brazilian Timber operations), Science & Technology Resources, Inc. (technologies); Kalimantan Resources, Ltd. (Indonesian mining concessions). Because each of these operations has been abandoned as uneconomic, as well as the Company's inability to fund these operations, current management is of the opinion that they are no longer operational.

                                  2. PROPERTIES

The Nevada Property
-------------------
    Property Description. The Nevada Property is located in an historic mining district which has experienced mining operations from 1866 to the present with the major activity in the late 1860's, between 1906 and 1921, and from 1960 to the present. Placer and lode mining took place principally in the Reliance Mine, the White Caps Mine, the Union Amalgamated Mine, the Manhattan Consolidated Mine, the Earle Mine, the Big Four Mine and the April Fool Mine.

    In March 1997, the Company entered into a Sale and Purchase Agreement with the Selig Entities. The Selig Entities were the original owners of the patented and unpatented mining claims comprising the Nevada Property, having perfected their rights to ownership pursuant to Federal and local law. Under the terms of this agreement, the Selig Entities agreed to sell to the Company one hundred percent (100%) of their interests in a certain promissory note (the "Nevada Note"), the Deed of Trust and the Nevada Property for the sum of Three Hundred Seventy Five Thousand Dollars ($375,000) payable as follows: One Hundred Thousand Dollars $100,000) in March 1997 and the balance plus all accrued and unpaid interest (calculated at the rate of 5.25%) on or before February 6, 1999. The Company in fact paid the first installment of One Hundred Thousand Dollars ($100,000) in March 1997 and prepaid the remaining balance in June 1997. As a result, all obligations to the Selig Entities have been fulfilled by the Company and the original note and deed of trust have been delivered by the Selig Entities to the Company. The agreement also acknowledges that the Company is the only person or entity legally entitled to conduct mineral operations on the Nevada Property. The Company is also required to pay all U.S. Bureau of Land Management annual maintenance fees associated with the claims comprising the Nevada Property. Such fees have been paid by the Company through August 2000.

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


Abandoned Properties
--------------------
     While the Company has previously reported properties in the Federation of Russia, Brazil and Indonesia, current management is of the opinion that these properties have been abandoned. Management cites the Company's financial inability to maintain or develop these properties. (See Item 1 - "Business.")

                                  RISK FACTORS

    The purchase of shares of common stock of the company involves a substantial degree of risk and is suitable only for persons of substantial means who have no need for liquidity in their investment. This section of the Annual Report sets forth certain of the risks and special considerations which the company believes may exist concerning an investment in the common stock. Prospective investors should recognize that factors other than those set forth below may ultimately affect an investment in a manner and to a degree which cannot be foreseen at this time. All prospective investors are urged to consult with their advisors prior to making an investment in common stock so that they understand fully the nature of the undertaking and the risks which may be involved prior to investing. Furthermore, all prospective investors are urged to review with their counsel, accountants, and professional advisors the financial statements attached to the Annual Report. and documents described in this Annual Report which have not been attached as exhibits may be obtained by prospective investors and/or their advisors upon request from the company.

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


LACK OF OPERATIONS

The success of the Company will depend to a great extent on management's ability to identify a business opportunity. While management intends to seek business opportunities with entities having established operating histories there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company is unable to identify such an entity, prospective investors should be aware that they are at risk for the loss of all or part of their investment.

NO COMMERCIALLY VIABLE ORE DEPOSITS

    Even though the Company has reviewed reports and records of its mineral properties in Nevada and believes them to have potential, there is no assurance that there are commercially viable ore deposits. Moreover, the Company has not established any proven or probable gold or ore deposits as of the date of this Annual Report.

HISTORY OF LOSSES

     Although the Company was formed in 1985 to engage in precious metal mining activities, its net worth is limited. The Company has a stockholders' deficiency of $$6,213,308 at May 31, 1999. As of May 31, 1999, the Company has realized an aggregate net loss (since inception) of $47,984,721. Until the fiscal year ended May 31, 1997, the Company had failed to post revenues from operations. Total revenues for 1998 and 1999 were $557,691 and $0.00 respectively (see "Management's Discussion - Discontinued operations"). Prospective investors should be aware that the Company is a development-stage company for financial statement of Financial Accounting Standards only and not for mining operations, that not until 1997/1998 has begun to report sales. There is no guaranty that the Company's operations will be successful or realize a profit in the future. Moreover, the Company's net worth and the value of its Common Stock will ultimately be dependent upon the overall success of operations currently being contemplated.

    The financial information accompanying this Annual Report reflects the current financial condition of the Company. It should be noted that the Company has not yet reported an annual profit from operations since its inception to the present.

HISTORY OF UNSUCCESSFUL OPERATIONS

    Mining operations are speculative by their nature. Management of the Company has in the past selected certain mineral properties which have proven to be uneconomic. There is no assurance that the present operations will prove to be economic or profitable to the Company. If all or most of the businesses prove to be uneconomic, the Company will be unable to realize a profit from its operations which may have a profound impact upon the value of the Company and the liquidity of the Common Stock.


TITLE FAILURE TO THE NEVADA PROPERTY

    The Company has acquired its rights to the Nevada Property through a variety of agreements with predecessors-in-interest. The precise nature and amount of interest owned by the Company is now the subject of a lawsuit pending in Nye County and more particularly described in the Section of the Annual Report entitled "Legal Proceedings." The Company is seeking to obtain an order from the court declaring that the Company is the owner of the undivided 100% interest in a substantial number of the mining claims comprising the Nevada Property. If the Company is unsuccessful in its request for declaratory relief, title to certain of the interests in the Nevada Property may be retained by persons or entities other than the Company.

    The Company encumbered the Nevada Property in the principal amount of Two Million Dollars ($2,000,000) to Silenus Limited pursuant to a privately-negotiated placement of 8% Senior Secured Convertible Debentures described elsewhere in this Annual Report. Until such time as all obligations due under the Debentures issued to Silenus Limited are paid, converted or redeemed, and the encumbrances on the Nevada Property are reconveyed to the Company, the Nevada Property will be subject to the terms and conditions of such instruments. Any default under such agreement which remains uncured would subject the Company to the possible loss of the Nevada Property.

GOVERNMENTAL REGULATION

    Mining operations on the Nevada Property are and will be subject to substantial federal, state and local regulation concerning mine safety and environmental protection. Some of the laws and regulations which will pertain to mining operations include maintenance of air and water quality standards; the protection of threatened, endangered and other species of wildlife and vegetation; the preservation of certain cultural resources and the reclamation of exploration, mining and processing sites. These laws are continually changing and, as a general matter, are becoming more restrictive. The location of the Nevada Property is found in an area which strongly encourages mining operation. However, the Company's inability to comply with such federal, state or local ordinances and regulations on an ongoing basis may cause significant delays in the permitting process or in operations. In addition, delays in such compliance could result in unexpected and substantial capital expenditures. Although no such problems or delays are anticipated, no assurances can be given that the Company will be able to comply with all applicable law and regulations and maintain all necessary permits, licenses and approvals or, in the alternative, that compliance and/or permitting will be obtained without substantial delays and/or expenses.

    To comply with federal, state and local laws, the Company may in the future be required to make capital and operating expenditures on environmental projects with respect to the Nevada Property. Such projects may include, for example, air and water pollution control equipment; treatment, storage and disposal facilities for solid and hazardous waste; remedial actions required for the containment of tailings pond seepage; continuous testing programs; data collection and analysis land reclamation (specifically including existing mine and processing waste on the Nevada Property); landscaping and construction projects. There is no guaranty that the Company will technically or financially be able to comply with any or all of these potential requirements.

ENVIRONMENTAL REGULATION AND LIABILITY

    United States: The Company's potential mineral operations on the Nevada Property are and will be subject to environmental regulation by federal, state and local authorities. Under applicable federal and state law, the Company may become jointly and severally liable with all prior property owners for the treatment, cleanup, remediation and/or removal of substances discovered at the Property which are deemed by federal and/or state law to be toxic or hazardous ("Hazardous Substances"). Liability may be imposed among other things for the improper release, discharge, storage, use, disposal or transportation of Hazardous Substances only in the areas which the Company disturbs.

    Applicable law imposes strict joint and several liability on, among others, "owners" and "operators" of properties contaminated with Hazardous Substances. Such liability may result in any and all "owners", "operators" and "transporters" of contaminated property being required to bear the entire cost of remediation. The Company may utilize substances which have been deemed by applicable law to be Hazardous Substances. The potential liability of the Company under such laws will be derived from the Company's classification as both an "owner" and "operator" of a contaminated property. While the Company intends to employ all reasonably practicable safeguards to prevent any liability under applicable laws relating to Hazardous Substances, mineral exploration by its very nature will subject the Company to substantial risk that remediation may be required. If the cleanup or remediation of hazardous substances is required on the Nevada Property, substantial delays could occur in the permitting process and/or in the extraction of gold and other precious minerals on the Nevada Property.

LIQUIDITY OF COMMON STOCK; CAPITALIZATION

    As of February 25, 2000, the Company's Common Stock is traded on the "pink sheets," until such time as the Company is in full compliance with the National Association of Securities Dealers, Inc. ("NASD") reporting requirements for Over-The-Counter Bulletin Board-traded companies. With the filing of this Annual Report and subsequent quarterly reports, the Company expects to be reinstated for trading on the OTC Bulletin Board. Over the past six (6) months ending February 29, 2000, the average monthly trading volume has been approximately 3,400,000 shares (see Item 5 - "Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters"). In addition, the number of outstanding shares of the Company's common stock has increased from 12,215,415 shares as of May 31, 1997 to 72,730,376 shares as of January 25, 2000. The result of this increase in capitalization results in greater difficulty for shareholders in the Company to realize a return of their investment based upon price-earning ratios. Trading volumes on the pink sheets and OTC Bulletin Board have been limited and there is no assurance that the pink sheets or OTC Bulletin Board will provide an effective market for a prospective investor to sell his or her shares of Common Stock.

DIVIDENDS

     The Company has not paid cash dividends on any of its Common Stock and does not anticipate paying any cash dividends on any of its Common Stock in the foreseeable future. Holders of the 1998 Preferred Stock are entitled to an annual cash or stock dividend offered at the rate of eight percent (8%) of par value (equal to $.08 per share) payable out of any funds legally available therefor. Such dividends are cumulative so that if full dividends in respect of any previous dividend period are not paid, holders of the Preferred Stock are entitled to receive any deficiency before any dividend or other distribution may be made or declared by the Company with respect to any other class of stock including other series of preferred shares should the Company elect to issue such additional series.

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

    On August 3, 1993, the Commission and the Company agreed to terminate the Commission's investigation by the entry of a consent judgment against the Company and certain of the Company's past employees. The terms and conditions of the consent judgment can be summarized as follows:

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

    On February 27, 1989, the Pennsylvania Securities Commission issued a cease and desist order against the Company and certain past employees, prohibiting them from violating Section 201 of the Pennsylvania Securities Act of 1972 relating to the sale of unregistered "penny stocks."

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

FLUCTUATION OF COMMODITY PRICES

    Since its deregulation in August 1971, the market price for gold has been highly speculative and volatile. Since 1980, gold has fluctuated from a high of approximately $850 per ounce in January 1980 to a low of approximately $280 per ounce in February, 2000. Currently gold is trading at approximately $290 per ounce. In 1996, gold averaged over $380 per ounce. Instability in gold prices may affect the profitability of certain of the Company's future operations.

    See below with respect to the Company's lack of engaging in any hedging or similar transactions with respect to commodity price fluctuations.

LACK OF HEDGING TRANSACTIONS

    With respect to mineral resources, the Company does not presently engage in any hedging transactions since the Company's production of such resources is limited at the present time. At such time as the Company's production of such resources begins, the Company may engage in hedging or other transactions which are intended to manage risks relating to price fluctuations of these minerals. The Company's failure to engage in any such hedging transactions may result in a material adverse effect on the Company if commodity prices or foreign exchange rates fluctuate.


USE OF FORWARD-LOOKING STATEMENTS

    This Annual Report contains "forward-looking statements". Such statements are found in the Sections of this Annual Report entitled "Business," "Properties," and "Management's Discussion and Analysis of Financial Condition" and elsewhere. Prospective Investors are cautioned that the assumptions upon which such statements are based cannot be guaranteed by the Company to occur in the future or that the overall success of the Company might be materially adversely affected should such bases (or some of them) not occur.



                              3. LEGAL PROCEEDINGS

o Francis Parkes, Dr. Joe C. Rude III, Christopher D. Michaels and Nevada Manhattan Mining, Inc. v. Sheldon Salcman, Arie Rabinowitz, Mayer Rooz, Thomson Kernaghan & Co. Limited, Soreq, Inc., Silenus Limited, Mary Park Properties, L.H. Financial Services, Austost Anstalt Schaan, Tusk Investments, Inc., Top Holding International, Ltd., Praha Investments S.A., UFH Endowment, Ltd., Atead Consulting S.A., and Ausinvest Anstalt Balzers, (Case No. 98-5624 JSL(CTx) (the "Securities Action") was filed in United States District Court for the Central District of California (the "Court") on July 14, 1998 on behalf of the Company and Francis Parkes, Dr. Joe C. Rude and Christopher D. Michaels, who are individual Company shareholders. In the Securities Action, plaintiffs contend that defendants violated Section 10(b) and 13(g) of the Securities Exchange Act of 1934, Section 1962(b) of the Racketeer Influenced and Corrupt Organizations Act, and committed fraud by engaging in a fraudulent scheme to manipulate and artificially depress the market in and for the Company's common stock by use of massive short sales. Plaintiffs seek an unspecified amount of damages, including punitive damages, a judicial declaration that the terms, conditions and covenants of certain debentures and subscription agreements were violated and certain injunctive relief. On November 2, 1998, the Court denied various motions to dismiss, strike or transfer the complaint filed by various defendants. Thereafter, separate counterclaims for breach of contract and declaratory relief were filed by each of Tusk Investments, Inc., Silenus Limited, Thomson Kernaghan & Co., Ltd. and Mary Park Properties. In February, 2000, the Court dismissed the Company as a plaintiff for failure to prosecute.

o UFH Endowment, Ltd. and Austost Anstalt Schaan v. Nevada Manhattan Mining, Inc., Jeffrey Kramer and Christopher Michaels, (Case No. 98 Civ. 5032) (the "UFH Action") was filed in United States District Court for the Southern District of New York on July 15, 1998, by the Securities Action defendants UFH Endowment, Ltd. and Austost Anstalt Schaan against the Company, Jeffrey S. Kramer and Christopher Michaels, officers and directors of the Company, President of the Company. The plaintiffs in the UFH Action claim that the Company breached certain debentures and subscription agreements, and that the other defendants induced such breach, and thus seek an injunction directing the Company to file a registration statement with the Securities and Exchange Commission ("SEC") and to issue common stock, as well as damages from the Company and defendants Kramer and Michaels. Approximately one month after first filing their complaint, the plaintiffs amended their complaint to include a claim purporting to allege violations by the Company and Jeffrey S. Kramer and Christopher Michaels. On or about July 30, 1998 plaintiffs sought a preliminary injunction requesting that the Company be compelled to file a registration statement with the SEC and issue stock to the plaintiffs. This motion was denied. On July 27, 1998, the Company and Messrs. Kramer and Michaels filed various motions to dismiss, stay, or transfer the UFH Action. These motions have not yet been ruled upon by the United States District Court for the Southern District of New York.


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

    In July 1997, the Harvey Entities moved for a preliminary injunction against the Company preventing it from conducting further activities at the Manhattan Project without their consent, from issuing press releases describing certain real property as being wholly owned by the Company, and from using the same as security for loans. After a two-hour hearing on September 4, 1997, the court refused to issue an injunction against the Company. Pursuant to stipulation, the parties have agreed not to interfere with one another's operations on the Nevada Property. Additionally, the Company has agreed not to further encumber the Nevada Property pending trial. A trial date was set for September, 1998. Settlement discussions have been instituted by the parties without resolve as of the date of this filing. On August 28, 1998, on motion brought by the Company, the court granted a continuance and ordered the parties to engage in "good faith" settlement negotiations.

    Presently, the Company has requested a pre-trial settlement conference with the defendants. The Court has denied the request and has directed the Company to commence argument in support of its position.

    If the Company is successful in obtaining specific performance of the agreement alleged in the Action, it will effectively continue to own or control an undivided 100% interest in the Nevada property.


o A prior regulatory proceeding against the Company and certain past key employees, which resulted in the entry of a consent judgment, but subsequently was followed by a stipulation which contained an acknowledgment that the Company and its executive officers had received no ill-gotten gains as a result of prior activities by the Company in offering and selling its securities, is described elsewhere in this Annual Report (see "Risk Factors - Consent Judgment Against the Company and Certain Employees").


             4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of Registrant's fiscal year ended May 31, 1999.

                                     PART II


           5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     At the annual meeting of stockholders on December 9, 1998, the stockholders approved an increase in the authorized common stock from 49,750,000 shares to 250,000,000 shares, enabling the Company to have greater flexibility in considering potential future actions involving the issuance of stock which may be necessary or desirable to accommodate the Company's growth plan, including capital raising transactions and acquisitions. The authorized capital stock of the Company consists of 250,250,000 shares of which 250,000,000 shares are Common Stock with a par value of one cent ($.01) per share and 250,000 shares of Series A Preferred Stock with a par value of $1.00 per share (the "Preferred Stock") convertible into Common Stock on the terms and conditions described below. There were 72,730,376 shares of the Company's Common Stock and 12,150 shares of the Preferred Stock issued and outstanding as of January 25, 2000. The latest series of Preferred Stock was issued as a dividend to shareholders on December 31, 1997 on the basis of one share of Preferred for every 100 shares of Common Stock.

Public Market
-------------
    The Company received approval for trading of its Common Stock on the Electronic Bulletin Board (NASDAQ) in March 1996. From the period from December 1995 until March 1996, the Company published "bid" and "ask" prices on the "pink sheets."

    As of February 25, 2000, the Company's Common Stock is traded on the "pink sheets," until such time as the Company is in full compliance with the National Association of Securities Dealers, Inc. ("NASD") reporting requirements for Over-The-Counter Bulletin Board-traded companies. With the filing of this Annual Report and subsequent quarterly reports, the Company expects to be reinstated for trading on the OTC Bulletin Board.

    Over the past six (6) months ending February 29, 2000, the average monthly trading volume has been approximately 3,400,000 shares

    Prospective investors should be aware that the volume of trading on the pink sheets and OTC Bulletin Board traditionally has been limited and there can be no assurance that the pink sheets and OTC Bulletin Board will provide an effective market for a shareholder to sell his or her Common Stock of the Company.

    The Company's Registration Statement on Form 10 became effective on June 2, 1997. The Company is a "fully-reporting company" within the meaning of the Securities and Exchange Act of 1934. As of January 25, 2000 there were 1200 stockholders of record plus approximately 1200 stockholders in "Street Name."

    The high and low interdealer prices for the last two fiscal years and latest quarterly periods on the Electronic Bulletin Board (without retail markup, markdown or commission) are as follows:

   Quarter Ended                                    High            Low
   -------------                                 ---------        --------
June 30, 1997...............................     $    9.75        $ 3.0625
September 30, 1997..........................     $    7.50        $ 3.75
December 31, 1997...........................     $    4.5625      $  0.6875
March 31, 1998..............................     $    2.125       $  0.9375
June 30, 1998...............................     $    1.80        $  0.125
September 30, 1998..........................     $    1.41        $  0.15
December 31, 1998...........................     $    1.51        $  0.55
March 31, 1999..............................     $    1.55        $  0.69
June 30, 1999...............................     $    1.04        $  0.20
September 30, 1999..........................     $    0.31        $  0.06
December 31, 1999 ..........................     $    0.12        $  0.037
(Two months ended) February 29, 2000........     $    0.115       $  0.00


Dividends
---------
    The Company has not paid cash dividends on any of its Common Stock and does not anticipate paying any cash dividends on any of its Common Stock for the foreseeable future.

    The Board of Directors declared a dividend to all shareholders of record as of December 31, 1997 consisting of one share of a new series of Convertible Preferred Stock (the "1998 Preferred Stock"), $1.00 par value, for every 100 shares of Common Stock owned. As authorized in the Company's Amended Certificate of Determination of Preferences of Series A Preferred Stock filed with the Nevada Secretary of State on January 14, 1998, the 1998 Preferred Stock will be convertible to one share of Common Stock for a period of one year and carry a dividend equal to eight percent (8%) of par value, payable in cash or stock at the Company's election from funds legally available therefor. Such dividends were cumulative such that if full dividends in respect of any previous dividend period are not paid, holders of the 1998 Preferred Stock are entitled to receive any deficiency before any dividend or other distribution may be made or declared by the Company with respect to any other class of stock including other series of preferred shares should the Company elect to issue such additional series. Each share of 1998 Preferred Stock includes a warrant (the "Dividend Warrant") to purchase two additional shares of Common Stock at $3.00 per share for a period of two years. The Dividend Warrants expired on December 31, 1999.

    The 1998 Preferred Stock was automatically converted to common stock at December 31, 1998 pursuant to its terms.

                     RECENT SALES OF UNREGISTERED SECURITIES

Sale of Common Stock
--------------------
    From the period March 1, 1999 to May 31, 1999 the Company offered and sold the following unregistered securities:

    On March 23, 1999, the Company issued 135,000 restricted shares of Common Stock to Harrison Western Construction Company in consideration of a settlement agreement between the parties. The shares were offered and sold pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933 , as amended, for issuances of securities not involving any public offering.

    On March 29, 1999, the Company issued 200,000 restricted shares of Common Stock to AMC Consumer Services in consideration of financial services provided to the Company. The shares were offered and sold pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933 , as amended, for issuances of securities not involving any public offering.

    On March 29, 1999, the Company issued 180,000 restricted shares of Common Stock to Dr. Joe C. Rude, a director of the Company, for a purchase price of $.50 per share. The shares were offered and sold pursuant to an exemption from registration provided by Section 4 (2) of the Securities Act of 1933 , as amended, for issuances of securities not involving any public offering.


                   6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company owns an interest in a mining exploration property (Nevada Property). Current management is of the opinion that acquisitions made in the fields of timber, mining, fishing and technology in the Federation of Russia, Brazil and Indonesia are of no current economic value to the Company or are no longer under the Company's control. The risk and contingencies associated with the Nevada Property are more particularly described in the Section of the Annual Report entitled "Properties" and "Risk Factors."

     Present Management was unable to obtain from previous Management proper documentation to sufficiently determine if the Company's revenues of $21,000,000 which were reported in the second and third quarter for the year ended May 31, 1999 had, in fact, occurred. As a result, present Management was unable to validate a receivable of $3,320,168 which was a result of the sales revenue. These transactions were reversed in the fourth quarter for the year ended May 31, 1999.

Comparison of Results of Operations --Year Ended May 31, 1999
Compared to Year Ended May 31, 1998
--------------------------------------------------------------

     For the year ended May 31, 1999 there were no revenues. Revenues previously reported for the year ended May 31, 1998 have been presented under "Loss From Operations of Discontinued Segments".

     General and Administrative expense for the year ended May 31, 1999 was $5,024,610 as compared to $5,061,129 for the same period in 1998, which represents no significant change.

     Other income and expense of $6,125,280 includes writedowns in fiscal 1999 on mineral properties in Indonesia and timber investment in Brazil vs. other income and expense in 1998 of $4,836,000 which included writedowns of $2,936,000 of the Nevada Property acquisition costs, $1.2 million of the Indonesia Concession acquisition costs and $700,000 of the Jonasa Concession (Brazilian timber) acquisition costs.

Loss from Operations of Discontinued Segments

Timber:

In fiscal 1999, the Company had a loss on discontinued timber operations of $1.3 million, versus a loss of $2.28 million in fiscal 1998, representing a $971,000 decline. Part of the decrease is attributable to no operating activity in the fourth quarter and the balance to decreased travel expense.

Fishing Operation

In fiscal 1999, the Company had a loss on discontinued fishing operations of $2.1 million. This consists of $1.2 million acquisition cost and a $900,00 nonrecoverable deposit.


Comparison of Results of Operations --Year Ended May 31, 1998
Compared to Year Ended May 31, 1997
--------------------------------------------------------------

     Revenues  previously  reported  for the year  ended May 31,  1998 have been
presented  in  the  financial   statements   under  "Loss  From   Operations  of
Discontinued Segments".

     The general and administrative expenses, after adjustment for discontinued operations, for the year ended May 31, 1998 were approximately $5,061,129 as compared to $4,270,000 for the same period in 1997. The $791,000 increase was a result of increases in consulting fees and corporate salaries. Other income and expense increased by $5,436,555 which was due to an increase in interest expense related to the debentures and notes to shareholders and a $4,836,000 writedown of mineral properties and timber investment which resulted from management's test for impairment.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital position as of May 31, 1999 was a deficit of approximately $(5,066,470). Almost since inception, the Company has experienced pressure on its working capital position due to operating losses and the need to continually invest in exploration activities on the Nevada Property, the
Brazilian Properties, the Indonesian Concessions and properties in the Federation of Russia.

     Over the past two years, the Company has raised approximately $4.5 million from the issuance of stock and approximately $4.5 million from debt instruments.

    The Company anticipates that it will require additional capital and may attempt to secure it by utilizing a publicly registered offering of its securities or "Private Placements." No assurances can be given that the Company will be able to raise such necessary working capital. Prospective investors should be aware that if the Company is unable to secure necessary operating and working capital, such investors may be at risk of losing all or part of their investment.



                            7. FINANCIAL STATEMENTS

The following pages contain the financial statements of the Company for the fiscal years ending May 31, 1998 and 1999.

                  NEVADA MANHATTAN GROUP, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







Independent Auditors' Report                                             F-1


Consolidated Balance Sheet                                               F-2


Consolidated Statements of Operations                                    F-3

Consolidated Statements of Comprehensive Loss                            F-4


Consolidated Statements of Stockholders' Deficiency                   F-5 - 6



Consolidated Statements of Cash Flows                                F-7 - 8


Notes to Consolidated Financial Statements                           F-9 - 32

                          INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
NEVADA MANHATTAN GROUP, INC.

We have audited the accompanying consolidated balance sheet of Nevada Manhattan Group, Inc. and Subsidiaries as of May 31, 1999 and the related consolidated statements of operations, comprehensive loss, stockholders' deficiency and cash flows for each of the two years in the period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We were unable to determine whether the Company had $21,000,000 of sales, which were reported in the second and third quarter of the year ended May 31, 1999, and were therefore unable to validate a receivable of $3,320,168, which was a result of the sales. These transactions were reversed in the fourth quarter for the year ended May 31, 1999. Management was unable to provide proper documentation to sufficiently determine if the sales occurred. Due to a lack of proper documentation, we were unable to satisfy ourselves about the occurrence and completeness of these sales transactions, as well as the existence and completeness of the related accounts receivable as of May 31, 1999 by means of other auditing procedures.

Because of the matter discussed in the third paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the May 31, 1999 consolidated financial statements.

In our opinion, except for the effects on the May 31, 1999 financial statements of the matter discussed in the fourth paragraph, the related consolidated statements of operations, comprehensive loss, stockholders' deficiency and cash flows of Nevada Manhattan Group, Inc. and Subsidiaries for the year ended May 31, 1998, present fairly, in all material respects, the results of its operations and its cash flows for the year ended May 31, 1998, in conformity with generally accepted accounting principles.




                                       MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                       Certified Public Accountants

Los Angeles, California
March 13, 2000

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 1999

           ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                  $      6,238
    Debt issuance cost                                              140,682
                                                                -----------
       Total Current Assets                                         146,920

FURNITURE AND EQUIPMENT, net                                         76,365

OTHER ASSETS                                                         14,273
                                                                -----------
       TOTAL ASSETS                                             $   237,558
                                                                ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
    Accounts payable and accrued expenses                       $ 3,136,915
    Convertible note payable                                        333,333
    Notes payable to stockholders                                   242,932
    Notes payable - current portion                                 108,329
    Convertible debentures - current portion                      1,425,214
                                                                -----------
       Total Current Liabilities                                  5,213,390

NOTES PAYABLE, less current portion                                  56,982

CONVERTIBLE DEBENTURES, less current portion                      1,180,494
                                                                -----------
       TOTAL LIABILITIES                                          6,450,866

COMMITMENTS AND CONTINGENCIES (Note 6)                                   -

STOCKHOLDERS' DEFICIENCY
    Preferred stock, $1 par value, 250,000 shares
     authorized, 13,500 shares issued and outstanding                13,500
    Common stock, $0.01 par value, 250,000,000 shares
     authorized, 66,454,607 shares issued and outstanding           664,546
    Additional paid-in capital                                   43,079,139
    Accumulated deficit                                         (49,970,493)
                                                               ------------
       TOTAL STOCKHOLDERS' DEFICIENCY                            (6,213,308)
                                                                -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY           $   237,558
                                                                ===========




The accompanying notes are an integral part of these consolidated financial statements

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                  For the year ended May 31,
                                                   1999               1998
                                               ------------     -------------
                                                                 (As Restated)
REVENUE                                        $          -     $      41,740
COST OF REVENUE                                           -                 -
                                               ------------     -------------

  GROSS PROFIT                                            -            41,740
GENERAL AND ADMINISTRATIVE EXPENSES               6,919,321         5,061,129
                                               ------------     -------------

LOSS FROM OPERATIONS                             (6,919,321)      ( 5,019,389)
                                               ------------     -------------

OTHER INCOME (EXPENSES)
    Gain on extinguishment of debt                  340,000                 -
    Interest expense                            (   808,505)       (  700,423)
    Impairment of mineral properties and
      timber investment                         ( 6,125,280)       (4,836,000)
                                               ------------     -------------
       Total Other Income (Expenses)            ( 6,593,785)       (5,536,423)
                                               ------------     -------------
LOSS BEFORE PROVISION FOR INCOME TAXES          (13,513,106)      (10,555,812)

PROVISION FOR INCOME TAXES                                -                 -
                                               ------------     -------------
LOSS FROM CONTINUING OPERATIONS                 (13,513,106)      (10,555,812)

DISCONTINUED OPERATIONS
 Loss from  operations of discontinued
  Brazil operations (Net of applicable
  income tax effect of $0, due to valuation
  allowance for uncertainty of realization)      (1,311,460)       (2,282,567)
 Loss from operations of discontinued fish
  operations (Net of applicable income tax
  effect of $0, due to valuation allowance
  for uncertainty of realization)                  (174,622)                -
 Loss on disposal of fish operations
  (Net of applicable income tax effect of $0,
  due to valuation allowance for uncertainty
  of realization)                                (2,097,190)                -
                                                ------------     -------------
NET LOSS                                        (17,096,378)      (12,918,695)

CUMULATIVE PREFERRED DIVIDENDS                            -            80,316
                                               ------------      -------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDER      $(17,096,378)     $(12,918,695)
                                               ============      =============
LOSS PER SHARE - basic and diluted
    Loss from continuing operations            $(      0.27)     $(      0.71)
    Loss from discontinued operations           (      0.07)      (      0.15)
                                               ------------     -------------
       NET LOSS                                $(      0.34)     $(      0.86)
                                               ============      ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - basic and diluted                50,008,211        14,969,621
                                               ============      ============

The accompanying notes are an integral part of these consolidated financial statements

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                  For the year ended May 31,
                                                   1999               1998
                                               ------------     -------------
                                                                 (As Restated)

COMPREHENSIVE LOSS
     Net Loss                                   $(17,096,378)    $ (12,918,695)

     Foreign Currency Translation Adjustment     (    24,940)            24,940
                                                ------------     -------------
COMPREHENSIVE LOSS                              $(17,121,318)    $(12,893,755)
                                                ============     =============












The accompanying notes are an integral part of these consolidated financial statements

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                         FOR THE YEAR ENDED MAY 31, 1999

                                                                                                Additional
                                            Preferred Stock            Common Stock               Paid-in
                                          Shares       Amount      Shares        Amount          Capital
                                         ----------  ---------    ----------   ----------       -----------
    Balance, May 31, 1998 (Restated)       176,414    $ 176,414     26,492,543    $264,926      $28,715,550

    Common Stock Issued For:
      Cash                                       -            -     25,834,356     258,343        3,604,265
      Property                                   -            -      8,000,000      80,000        4,645,280
      Conversion of Debt and Interest            -            -      1,332,632      13,326        2,467,743
      Conversion of Debentures                   -            -        107,500       1,075           83,925
      Collateral for Stockholders Notes          -            -         98,572         986       (      986)
      Conversion of Preferred Stock       (162,914)    (162,914)       240,186       2,402          160,512
      Liquidated Damages                         -            -        153,849       1,539          206,623
      Services Rendered                          -            -      9,194,969      91,949        2,969,177

    Warrants Issued For:
      Services Rendered                          -            -              -           -          177,050

    Cancellation of Common Stock in Escrow       -            -     (5,000,000)    (50,000)          50,000

    Foreign Currency Translation Adjustment      -            -              -           -                -

    Net Loss                                     -            -              -           -                -
                                          --------    ---------     ----------     --------    ------------
    Balance, May 31, 1999                   13,500    $  13,500     66,454,607     $664,546    $ 43,079,139
                                          ========    =========     ==========     ========    ============


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY - continued


                                               Foreign Currency      Accumulated
                                                 Translation            Deficit         Total
                                                -----------------     ------------     ---------
    Balance, May 31, 1998 (Restated)           $     24,940          $(32,874,115)    $( 3,692,285)

    Common Stock Issued For:
      Cash                                              -                       -        3,862,609
      Property                                          -                       -        4,725,280
      Conversion of Debt and Interest                   -                       -        2,481,069
      Conversion of Debentures                          -                       -           85,000
      Collateral for Stockholders Notes                 -                       -                -
      Conversion of Preferred Stock                     -                       -                -
      Liquidated Damages                                -                       -          196,909
      Services Rendered                                 -                       -        1,682,276

    Warrants Issued For:
      Services Rendered                                 -                       -          177,050

    Cancellation of Common Stock in Escrow              -                       -                -

    Foreign Currency Translation
     Adjustment                                   (  24,940)                    -      (    24,940)

    Net Loss                                            -             (17,096,378)     (17,096,378)
                                                ------------          -----------      -----------
    Balance, May 31, 1999                       $       -            $(49,970,493)    $( 6,213,308)
                                                ============         ============     ============

The accompanying notes are an integral part of these consolidated financial statements

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                         FOR THE YEAR ENDED MAY 31, 1998

                                                                                                Additional
                                            Preferred Stock            Common Stock               Paid-in
                                          Shares       Amount      Shares        Amount          Capital
                                         ----------  ---------    ----------   ----------       -----------
    Balance, May 31, 1997                  228,319    $ 228,319     12,273,565    $122,736      $23,699,683

    Common Stock Issued For:
      Cash                                       -            -      2,165,400      21,654          547,564
      Property                                   -            -      5,005,000      50,050        3,946,123
      Conversion of Debt and Interest            -            -        582,575       5,826          766,463
      Conversion of Debentures                   -            -        338,302       3,383          331,089
      Collateral for Stockholders Notes          -            -      2,743,698      27,437       (   27,437)
      Conversion of Preferred Stock       (207,444)    (207,444)     2,280,199      22,802          389,886
      Liquidated Damages                         -            -        289,426       2,894          406,606
      Services Rendered                          -            -        814,378       8,144        1,545,026

    Discount for Conversion of Debentures        -            -              -           -          500,000

    Options Issued For:
      Services Rendered                          -            -              -           -          428,996

    Common Stock Dividend
      Issuance of Preferred Stock          167,789      167,789              -           -                -
      Issuance of Common Stock Warrants          -            -              -           -          165,926
      Dividends to be Paid                ( 12,250)    ( 12,250)             -           -                -

    Common Stock in Escrow                       -            -              -           -       (3,984,375)

    Foreign Currency Translation Adjustment      -            -              -           -                -

    Preferred Dividend                           -            -              -           -                -

    Net Loss                                     -            -              -           -                -
                                          --------    ---------     ----------     --------    ------------

    Balance, May 31, 1998 (As Restated)    176,414    $ 176,414     26,492,543     $264,926    $ 28,715,550
                                          ========    =========     ==========     ========    ============


CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY - continued


                                             Foreign Currency      Accumulated
                                               Translation            Deficit         Total
                                              -----------------     ------------     ---------
    Balance, May 31, 1997                    $        -            $(19,633,955)    $  4,416,783

    Common Stock Issued For:
      Cash                                            -                       -          569,218
      Property                                        -                       -        3,996,173
      Conversion of Debt and Interest                 -                       -          772,289
      Conversion of Debentures                        -                       -          334,472
      Collateral for Stockholders Notes               -                       -                -
      Conversion of Preferred Stock                   -                       -          205,244
      Liquidated Damages                              -                       -          409,500
      Services Rendered                               -                       -        1,553,170

    Discountfor Conversion of Debentures              -                       -          500,000

    Warrants Issued For:
      Services Rendered                               -                       -          428,996

    Common Stock Dividend
      Issuance of Preferred Stock                     -         (       167,789)               -
      Issuance of Common Stock Warrant                -         (       165,926)               -
      Dividends to be Paid                            -                  12,250                -

    Common Stock in Escrow                            -                       -       (3,984,375)

    Foreign Currency Translation
     Adjustment   -                                24,940                     -           24,940

    Preferred Dividend                                -             (    80,316)     (    80,316)

    Net Loss                                          -             (15,110,606)     (15,110,606)
                                              ------------          -----------      -----------

    Balance, May 31, 1998 (As Restated)       $     24,940         $(32,874,115)    $( 3,692,285)
                                              ============         ============     ============

The accompanying notes are an integral part of these consolidated financial statements

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the year ended May 31
                                                     1999              1998
                                               -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES                             (As Restated)

 Net loss                                       $(17,096,378)      $(12,918,695)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
      Provision for doubtful accounts                      -            150,000
      Write-off of mineral properties and
        timber investment                          6,125,280          4,836,000
      Common stock issued for services             3,061,125          1,442,447
      Warrants issued for services                   177,050            278,996
      Write-off of officer advances                        -             52,013
      Amortization of debenture discount             377,249            314,598
      Depreciation                                    56,092             35,645
      Write-off of mill acquisition costs                  -            291,246
      Write-off of Brazil fixed assets               282,197                  -
      Gain on extinguishment of debt               ( 340,000)                 -
   (Increase) Decrease
      Accounts receivable                            255,027       (    46,866)
      Inventories                                    108,844        (   108,844)
      Prepaid expenses                               283,353            61,878
      Other assets                                   110,745        (    40,701)
   Increase (Decrease)
      Accounts payable and accrued expenses        2,189,746          1,122,390
                                                   ---------        -----------
    Net Cash Used in Operating Activities         (4,409,670)        (4,529,893)
                                                  -----------       -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of property and equipment               (10,000)       (   333,441)
                                                  -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of convertible
    debentures                                             -          1,500,000
 Proceeds from the issuance of convertible
    note payable                                     800,000                  -
 Payment for convertible note payable               (500,000)                 -
 Proceeds from issuances of notes payable             39,892                  -
 Payments for notes payable                        (  52,279)        (   29,881)
 Advances from officer                                    -             718,000
 Proceeds from issuances of notes payable to
   stockholders                                      229,499          1,978,075
 Payments for notes payable to stockholders          (10,401)      (    375,000)
 Proceeds from issuance of common stock            3,862,608            569,218
                                               -------------       ------------
    Net Cash Provided by Financing Activities      4,369,319          4,360,412
                                               -------------        -----------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT              (24,940)            24,940
                                               -------------       ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS              (75,291)       (   477,982)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR         81,529            559,511
                                               -------------       ------------
CASH AND CASH EQUIVALENTS - END OF YEAR        $       6,238      $      81,529
                                               =============      =============

The accompanying notes are an integral part of these consolidated financial statements

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended May 31, 1999 and 1998, the Company paid no income taxes and no interest.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING

     During 1998, the Company issued 814,378 shares of its common stock for services rendered by employees and third parties for $1,553,170, 338,302 shares of its common stock for conversion of $334,472 of convertible debentures, 2,280,199 shares of its common stock for the conversion of $207,444 of preferred stock and payment of cumulative dividends of $205,244, 582,575 shares of its common stock for the conversion of $772,289 of stockholder's notes and interest, 289,426 shares of its common stock for the payment of liquidating damages of $409,500 and 5,005,000 shares of its common stock for the purchase of timberlands in Brazil for $3,996,173.

     During 1999, the Company issued 9,194,969 shares of its common stock for services rendered by employees and third parties for $3,061,126, 107,500 shares of its common stock for conversion of $85,000 of convertible debentures, 240,186 shares of its common stock for the conversion of $162,914 of preferred stock, 153,849 shares of its common stock for the payment of liquidating damages of $208,192, 8,000,000 shares of its common stock for the acquisition of an 80% interest in certain timber and mining rights of tin, copper sulfate, gold and silver from a Russian joint stock company for $4,725,280, and 1,332,632 shares of its common stock for the conversion of stockholders' notes and interest in the amount of $2,481,069.

     During 1999, the Company financed on a monthly installment basis the purchase of a vehicle for $49,732 and agreed to pay a vendor on a monthly installment basis for outstanding invoices of $51,426.

     During 1999, in connection with a consulting agreement, the Company issued an option to purchase 500,000 shares of the Company's common stock at $0.15 per share, which expires in July 2000. The option was valued at $177,050, which was expensed.


The accompanying notes are an integral part of these consolidated financial statements

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization
          ------------
          Nevada Manhattan Group, Inc. and Subsidiaries (formerly Terra Natural Resources Corporation) (the "Company") was organized to acquire, explore, develop, finance and sell mining and timber rights and properties. In December 1998, the Company changed its name from Terra Natural Resources Corporation to Nevada Manhattan Group, Inc. For the year ended May 31, 1999, the Company had four operating segments, which included development and exploration of mineral properties, harvesting of timber, harvesting and distribution of fish and the sale of technology related products. During and subsequent to the year ended May 31, 1999, the Company ceased to operate any of its holdings and all operations have been shut down. The segments were operating under the following structure:

          For the year ended May 31, 1997, the Company's majority-owned subsidiary, Equatorial Resources, Ltd. ("Equatorial"), conducted the Company's Brazilian timber operations. For the year ended May 31, 1998, the Company has ceased to operate its Brazilian timber operations under Equatorial and all of its timber concessions are being assigned to the Company's newly formed majority-owned subsidiary Terra Resources Brazil, Ltd. ("Terra"). In approximately the first calendar quarter of 1999, the subsidiary was unable to pay certain vendors and employees, who initiated action and received a judgment to liquidate all of the assets of the Company to satisfy the debt. The subsidiary is a Brazilian Limited Corporation and the Company is of legal counsel that Brazilian debtors are unable to attach the Company for any legal obligations; therefore, the assets and liabilities as of May 31, 1999 were charged to loss from discontinued operations, see
          Note 8 - Discontinued Operations.

          On November  30,  1998,  the Company  announced  that,  as part of the
          Company's diversification plan, the following three companies were formed and were placed into operation: Science and Technology Resources, Inc. ("STR"), Nevada Manhattan Tokyo and NV Rexco.

          STR, a Nevada corporation and wholly owned subsidiary of the Company, with offices in Washington, DC, was formed to acquire, initiate and utilize a variety of patented technologies, some of which may have important application in the area of natural resources. Dr. Thomas Ward a consultant to the U.S. Department of Energy heads STR. This subsidiary was discontinued as of May 31, 1999 and had no revenues and minimal expenses incurred in 1999.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Organization (continued)
          ------------
          Nevada Manhattan Tokyo was formed to act on behalf of the Company to transact the sale and marketing of the Company's products as well as other companies' products produced from diverse areas around the world. This subsidiary was discontinued as of May 31, 1999 and had no revenues and minimal expenses incurred in 1999, see Note 9 - Discontinued Operations.

          NV Rexco, a California corporation, was formed to act on behalf of the Company for the fishing, processing and distribution of fish and other seafood, as well as sales and distribution of timber and other resources, primarily products from the Far East. The subsidiary had significant operations during 1999 for the marketing of fish. Also, the subsidiary entered into an agreement to purchase a fleet of fishing boats and a fish processing plant, see Note 9 - Discontinued Operations.

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

          Concentration of Credit Risk
          ----------------------------
          The Company places its cash with high quality financial institutions and at times may exceed the FDEC $100,000 insurance limit.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Debt Issuance Costs
          -------------------
          Fees associated with the issuance of the convertible debentures are being amortized over the life of the convertible debentures, which is two years.

          Furniture and Equipment
          -----------------------
          Furniture and equipment is stated at its historical cost less accumulated depreciation. Depreciation is primarily determined by using the straight-line method over the estimated useful life of seven years for furniture and fixtures.

          Impairment of Long-Lived Assets
          -------------------------------
          In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Impairment losses would be recognized if the carrying amounts of the assets exceed the fair value of the assets. The Company had impairment write-offs of long-lived assets associated with its mineral and timber properties of $6,125,280 and $4,836,000 for the years ended May 31, 1999 and 1998, respectively.

          Foreign Currency Translation
          ----------------------------
          For foreign subsidiaries whose functional currency is the local foreign currency, the balance sheet accounts are translated at exchange rates in effect at the end of the year and income and expense accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' deficiency and included in the Statement of Operations and Comprehensive Income (Loss).

          Revenue Recognition
          -------------------
          Substantially all revenues are recognized when finished products are shipped with appropriate provision for uncollectible accounts.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Income Taxes
          ------------
          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net Loss Per Share
          ------------------
          For the year ended May 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 1999 and 1998, the weighted average shares outstanding would have been increased by 72,010,539 and 1,635,539 shares of the Company's common stock if the issued and exercisable stock options and warrants would have been dilutive.

          Estimates
          ---------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates

                           NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


          Fair Value of Financial Instruments
          -----------------------------------
          The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, and accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts owed for notes payable and convertible debentures also approximate fair value because current interest rates and terms offered to the Company for similar notes are substantially the same.

          Impact of Year 2000 Issue
          -------------------------
          During the year ended May 31, 1999, the Company conducted an assessment of issues related to the Year 2000 and determined that no issues existed which would cause its computer systems not to properly utilize dates beyond December 31, 1999.

          Comprehensive Income
          --------------------
          In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in financial statements. This pronouncement is effective for fiscal years beginning after December 31, 1997. This pronouncement is effective for the year ended May 31, 1999.

          Segment Information
          -------------------
          In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires a company to report certain information about its operating segments including factors used to identify the reportable segments and types of products and services from which each reportable segment derives its revenues. Since the Company has discontinued all of its operating segments, segment information has not been provided and the segment information provided for the year ended May 31, 1998 has been eliminate since the operations have been presented as discontinued operations.

          Recent Accounting Prounouncemens
          ---------------------------------
          Since the fiscal year 1999 FASB issued SFAS 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others" and SFAS 137, "Accounting for
          Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". Management believes that these Statements will not have an impact on the Company.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998
NOTE 2-   FURNITURE AND EQUIPMENT

          Furniture and equipment consist of the following as of May 31, 1999:


            Furniture and fixtures                            $   113,737
            Vehicle                                                58,242
                                                              ------------
                                                                  171,979
               Less:  accumulated depreciation                     95,614
                                                              ------------
            Net furniture and equipment                       $    76,365
                                                              ============

          The Company recorded depreciation expense of $56,092 and $35,645 for the years ended May 31, 1999 and 1998.

NOTE 3 -  IMPAIRMENT OF PROPERTIES AND EQUIPMENT

          Domestic Mineral Properties and Timber Concessions
          --------------------------------------------------
          The Company has restated its financial statements as of May 31, 1998 and for the year then ended to account for impairment of its Domestic Mineral Properties ("Nevada Properties") and its Timber Concession ("Jonasa Concession") in accordance with SFAS No. 121, see Note 10 - "1998 Restatement". Subsequent to the previous issuance of the 1998 financial statements, management discovered certain circumstances and facts, which existed, as of the financial statement date, that were misinterpreted when evaluating whether the carrying amounts of these two properties were recoverable, as follows:

          - For the Nevada Properties, management was unable to substantiate proven and probable reserves of extractable ore sufficient to calculate the cash flows required to evaluate the recovery of the acquisition costs.

          - For the Jonasa Concessions, management did not properly estimate the costs required to perfect the title to the property, and the additional costs required to transport the harvested timber to the Company's new sawmill, Tropical Woods. Given these facts management believes these additional costs would prohibit the Company's continuing involvement with this project.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 3 -  IMPAIRMENT OF PROPERTIES AND EQUIPMENT (Continued)

          When properly applying these circumstances and facts in accordance with SFAS No. 121, the Nevada Property acquisition costs of $2,936,000 and Jonasa Concession acquisition costs of $700,000 were deemed to be unrecoverable and written off during the year ended May 31, 1998.

          Indonesian Mineral Properties
          -----------------------------
          In August 1996 and January 1997, the Company acquired certain mineral properties known as the Kalimantan and Cepa projects, respectively. The Kalimantan properties were acquired by the issuance of 400,000 common shares valued at $1,200,000 based on the current market value of the stock on the date of issuance. The Cepa properties were acquired by the issuance of 200,000 common shares issued upon signing of the agreement and an additional 3,800,000 shares to be released only if an independent valuation of the property exceeds $40,000,000. The Company has valued the 200,000 shares at $1,400,000 based upon the current market price of the Company's common shares at the time. In accordance with FASB No. 121, management has evaluated the recoverability of these assets and determined that the properties had no future economic value to the Company.

          During the year ended May 31, 1998, Company determined that the Kalimantan would not have the resources available to explore the property for proven and probable reserves, so the Company recorded an impairment loss of $1,200,000.

          Current management is of the opinion that the Company no longer controls any of the Cepa concessions. Political changes as well as non-compliance with performance criteria under the concession agreements, as well as uneconomic mining conditions have predicated management's current position. In support of current management's position, the Company previously entered into a coal exploration and development agreement with a recognized coal company, in North America, who in the summer of 1999 found the property to be uneconomic and they, based on the terms of the agreement, cancelled the agreement. During the year ended May 31, 1999, the Company recorded an impairment loss of $1,400,000 related to the Cepa concessions.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 3 -  IMPAIRMENT OF PROPERTIES AND EQUIPMENT (continued)

          Russian Mineral Properties
          --------------------------
          In December 1998, the Company acquired an 80% interest in certain timber and mining rights of tin, copper sulfate, gold and silver from Chrustalnaya, a Russian joint stock company headquartered in Kavalerovo. The Company issued 8,000,000 shares of its Common Stock in consideration of these assets. The investment was valued at the current market price for the shares of $4,725,280. However, Company management never worked out an operating agreement as to the operating and financial activities of the parties for the mining operations. The current Company management has had discussions with the joint venture partner. These discussions brought forth an issue that the Company was obligated to fund up to $5,000,000 for operating capital. The Company and management do not have the resources to provide the $5,000,000 of funding. Since the Company cannot provide the funds, the joint venture partner has determined that the Company was in default and cancelled the agreement. The Company has not been successful in obtaining the 8,000,000 shares. Therefore, the Company has recorded a loss on impairment of $4,725,280.

NOTE 4 -  NOTES PAYABLE

          Convertible Note Payable
          ------------------------
          In December 1998, the Company entered into an agreement to purchase shares of an unaffiliated company. The Company advanced $500,000 as a down payment. In February 1999, after due diligence work was completed, the transaction was cancelled. Also, the majority shareholder of the unaffiliated company had advanced $800,000 to the Company. The $500,000 was agreed, both parties, to be offset against the $800,000 loan. In November 1999, the $300,000, plus interest of $100,000 was converted into 16,000,000 shares of the Company's common stock, at the current market value.

          Notes Payable to Stockholders
          -----------------------------
          Notes payable to stockholders of $242,932 accrue interest at rates between 8% and 13.78%, are due on demand and are guaranteed by certain Company officers.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 4 -  NOTES PAYABLE (Continued)

          Notes Payable
          -------------
          As of May 31, 1999, notes payable consisted of:

          18%-Note payable with all accrued and interest payable
           due in July 1999                                        $     39,891
          6%-Note payable with monthly payments of $4,375 for
           principal and interest due in January 2000                    34,989
          9.5%-Note payable with monthly payments of $1,035 for
           principal and interest, secured by vehicle purchased
           and due in May 2002                                           45,138
          9%-Note payable to stockholder with monthly payments
           of $1,000 including interest, due in April 2001               21,646
          9%-Note payable to stockholder at $2,000 per
           month including interest                                      23,647
                                                                    -----------
                                                                        165,311
          Less Current portion                                          108,329
                                                                    -----------
          Long-term portion                                         $    56,982
                                                                    ===========

          Maturities of notes payable principal are as follows for the years ending May 31:

                  2000                                             $    108,329
                  2001                                                   24,866
                  2002                                                   15,061
                  2003                                                   11,278
                  2004                                                    5,777
                                                                   ------------
                                                                    $   165,311
                                                                   ============

NOTE 5 -  CONVERTIBLE DEBENTURES

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

                           NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 4 -  CONVERTIBLE DEBENTURES (Continued)

          The Debentures may be converted into shares of the Company's Common Stock at any time commencing June 2, 1997 at a price equal to the lesser of seventy-five percent (75%) of the closing bid price of the Common Stock on the closing date; seventy-five percent (75%) of the closing bid price of the Common Stock on the day prior to the funding of any subsequent funding; or seventy-five percent (75%) of the average closing bid price for the five trading days immediately preceding the actual date of conversion of the Debentures. With respect to the April 1997 funding, if conversion is made after August 16, 1997, the conversion price will be seventy-two and one-half percent (72.5%) of the above-referenced valuation standards. As of May 31, 1999, the Company has recorded $344,292 of deferred financing charges for the differences between the conversion price and the fair market value of the stock at the date of each funding. The discount is being amortized over the life of the debentures.

          The Company was required to use its "best efforts" to cause a Registration Statement with the Securities and Exchange Commission to become effective. If the Registration Statement did not become effective within 120 days of each respective funding, the Company is required to pay liquidated damages equal to two percent (2%) of the Debentures for the first thirty days and three percent (3%) per month thereafter until the Registration Statement becomes effective. As of May 31, 1999, the Company has incurred and expensed $717,636 of liquidating damages of which $617,662 has been converted to 443,275 shares of the Company's common stock.

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

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 6 -  COMMITMENT AND CONTINGENCIES

          Leases

          The Company has noncancelable leases for its office spaces located in Los Angeles. The following represents future lease payments due in accordance with the lease agreements:

                  Year Ending May 31,:
                   2000                                           $  174,870
                   2001                                              174,870
                   2002                                              156,870
                   2003                                               43,890
                                                                 -----------
                   Total                                          $  550,500
                                                                 ===========

          Rent   expense  for  the  years  ended  May  31,  1999  and  1998  was approximately $122,348 and $6,400, respectively.

          Securities and Exchange Commission
          ----------------------------------
          In fiscal 1994, the Company entered into a consent judgment with the Securities and Exchange Commission ("SEC") following an investigation into the Company's business activities.

          In connection with the judgment, the Company received the following "Stipulation Regarding Resolution of Outstanding Issues" from the SEC closing out the investigation and all related issues:

          "Whereas the disposition of funds analysis conducted pursuant to the Judgment of Permanent Injunction and Other Relief against Defendant NEVADA MANHATTAN GROUP, INC. entered on August 3, 1993 has revealed no ill-gotten gains received by any defendant, the undersigned parties hereby stipulate that all outstanding issues in this action have been resolved, including disgorgement, and that the judgment entered against the defendants are final."

          The entry of the judgment may impose certain burdens on the Company with respect to its future activities. The more significant of such burdens are as follows:

          (i) The Company may not be able to utilize the exemptions from registration available under Regulation A and Rule 701 under the 1933 Act.

          (ii) The Company may not be able to rely on the private placement exemptions provided in various state securities laws in connection with the offer and sale of securities in a transaction, which qualifies as an exempt sale of securities under the 1933 Securities Act.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 5 -  COMMITMENT AND CONTINGENCIES (continued)

          Securities and Exchange Commission (continued)
          ----------------------------------
          In such case, the Company would be required to qualify the transaction under the state securities laws, which may not be available. This qualification would increase the cost of, and extend the time for completing, such private placement of securities.

          Commissions
          -----------
          During May 1997, the Company agreed to pay two shareholders an aggregate of 3% of the "net profits" of the Company's Brazilian operations. For the year ended May 31, 1999 and 1998, no commissions were paid.

          Legal Proceedings
          -----------------
          During November 1996, the Company filed a lawsuit in Nevada against its former joint venture partners in the Nevada Properties ("the Harvey Entities"). The complaint originally alleged, among other things, that the Harvey Entities breached their obligations under various agreements. The action as amended seeks damages of approximately $4,000,000 resulting from the actions and inactions of the defendants. In a counterclaim, the defendants are seeking an injunction preventing the Company from conducting activities related to the mine and punitive damages and other financial relief based on breach of contract and other causes of action.

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

                           NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 6 -  COMMITMENT AND CONTINGENCIES (continued

          Legal Proceedings (continued)
          -----------------
          In June 1996, the Company entered into an agreement with Harrison Western Construction Corporation ("Harrison") to perform contract mine development services on the Company's Nevada Properties. In October 1997, these services ceased and a dispute arose between the parties. The scope of work estimated at the time of commencement was approximately $600,000, as projected by Harrison. At termination of the agreement, Harrison reportedly furnished a total amount of services and materials totaling approximately $1,684,000 without completion of the objectives for which the parties entered into the agreement. The Company paid in 1997 approximately $1,155,000 in cash to Harrison and in November 1996 issued 100,000 shares of the Company's stock in payment of $250,000 of services. In July 1997, an additional 65,000 shares were issued to Harrison as collateral for any unpaid and owing amounts. Subsequent to the termination of the agreement, Harrison filed a mechanic's and materialman's lien in the amount of $482,749 on the Company's Nevada property in January 1998. This filing was, in the opinion of the Company, in direct violation of specific clauses contained in the agreement between the parties.

          In support of its lien, Harrison filed a lawsuit in July 1998 in Federal District Court in Nevada. In August 1998, the Company was granted a motion to stay the proceedings and enter arbitration. The parties have been ordered to report to the Federal District Court the status of the arbitration proceedings on or before November 30, 1998. The Company believes that any arbitration agreement or damages would not have a material impact on the Company's financial statements. On March 23, 1999, the Company issued 135,000 restricted shares of Common Stock to Harrison Western Construction Company in consideration of a settlement agreement between the parties.

          In July 1998, the Company and several stockholders filed a lawsuit in United States District Court for the Central District of California against its debenture holders. The lawsuit contends that the defendants violated Section 10(b) and 13(g) of the Securities Exchange Act, Section 1962(b) of the Racketeer Influenced and Corrupt Organizations Act, and committed fraud by engaging in a fraudulent scheme to manipulate and artificially depress the market in and for the Company's common stock by use of massive short sales. The Plaintiffs seek an unspecified amount of damages, including punitive damages, a judicial declaration that the terms, conditions and covenants of certain debentures and subscription agreements were violated and certain injunctive relief.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 6 -  COMMITMENT AND CONTINGENCIES (continued)

          Legal Proceedings (Continued)
          -----------------
          In July 1998, the Company and certain board members and officers of the Company were named as defendants in lawsuits filed by certain debenture holders. Each suit claims that the defendants breached certain debentures and subscription agreements and failed to file a registration statement with the Securities and Exchange Commission. Also, the suits claim that the defendants were in violation of Section 10(b) and 20(a) of the Securities and Exchange Act. The Company and other defendants deny any wrong doings and intend to vigorously defend both these lawsuits. The impact of these lawsuits on the Company's financial position or operations cannot be determined presently.

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

          - The Company may not issue a Put Notice if a) trading of the Company's common stock is suspended or delisted, b) the closing price of the Company's common stock is less than $.25 per share,
               c) a registration statement, covering the shares, is not effective or is subject to a stop order or is otherwise suspended, d) the Dow Jones Industrial Average has dropped more than 3% within the preceding five business days, or e) the common stock is not then registered under the Exchange Act.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 6 -  COMMITMENT AND CONTINGENCIES (continued)

          Investment Agreement (Continued)
          --------------------
          - Also, with the issuance of the shares the investor is to receive common stock purchase warrants to purchase shares of the Company's common stock. Each warrant shall be for the purchase of shares in an amount equal to 12% of the number of shares of common stock purchased and with an exercise price of equal to 94% of the average closing bid price for the Company's common stock on the exchange for ten trading days prior to the Put Notice. The warrant shall be exercisable for a five-year period.

          - To the extent that the Company has not delivered Put Notices to the investor on or before one year from the date of the agreement in an aggregate dollar amount equal to the lessor of a) $4,666,667 or b) the maximum dollar amount with respect to which Put Notices could have been delivered prior to such date, then any warrants that have not been issued had such Put Notices been delivered shall be issued. The exercise price of the warrants shall be equal to 94% of the average closing bid price for the Company's common stock on the exchange during the ten trading days prior to the one-year anniversary.

          - To the extent that the Company has not delivered Put Notices to the investor on or before two years from the date of the agreements in an aggregate dollar amount equal to the lessor of
               a) $9,333,332 or b) the maximum dollar amount with respect to which Put Notices could have been delivered prior to such date, then any warrants that have not been issued had such Put Notices been delivered shall be issued. The exercise price of the warrants shall be equal to 94% of the average closing bid price for the Company's common stock on the exchange during the ten trading days prior to the two-year anniversary.

          - To the extent that the Company has not delivered Put Notices to the investor on or before the termination of the agreement in an aggregate dollar amount equal to $14,000,000 or b) the maximum dollar amount with respect to which Put Notices could have been delivered prior to such date, then any warrants which have not been delivered to the investor which would have been issued had such Put Notices been delivered shall be issued. The exercise price of the warrants shall be equal to 94% of the average closing bid price for the Company's common stock on the exchange during the ten trading days prior to the termination date. F-19

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 7 -  STOCKHOLDERS' EQUITY

          Preferred Stock
          ---------------
          The Company is authorized to issue up to 250,000 shares of Preferred Stock with a par value of $1.00 per share. The Preferred Stock may be issued from time to time in one or more series.

          In October 1995, the Board of Directors authorized Series A Preferred Stock ("Old Series A") for up to 250,000 shares. The Old Series A holders are entitled to receive an 8% per annum cumulative dividend and a liquidating preference of $10 per share. The holders of the Old Series A shall have the right to convert each share of Series A into 10 shares of the Company's common stock, for the period of issuance to December 31, 1997. The Old Series A shares automatically convert to 10 shares of the Company's common stock upon the earlier of December 31, 1997 or the Company's successful completion of an IPO for more than $5,000,000.

          In January 1998, the Board of Directors authorized a Series A Preferred Stock ("New Series A") for up to 250,000 shares. The New Series A holders are entitled to receive an 8% per annum cumulative dividend payable December 31, 1998 and a liquidating preference of $3.50 per share. The New Series A shares automatically convert into one share of the Company's common stock on December 31, 1998. Also, each New Series A share has a common stock purchase warrant entitling the holder to purchase two shares of the Company's common stock at $3.00 per share on or before December 31, 1999.

          For the years ended May 31, 1996 and 1997, the Company issued 132,510 shares and 95,809 shares, respectively, of Old Series A for aggregate proceeds of $1,791,425. As of May 31, 1999, 13,150 Old Series A shares have not been converted, which have cumulative dividends of $35,172. These shares are being converted as the holders present them for conversion.

          In December 1997, the Company declared a dividend for shareholders of record as of December 31, 1997. The dividend is to be paid in one New Series A for each 100 shares of the Company's common stock. As of May 31, 1999, the Company has issued approximately 166,474 New Series A shares of the total to be issued of 167,789. As of May 31, 1999 all of the 166,474 shares of New Series A have been converted to 166,474 shares of the Company's common stock.

          Preferred Dividends
          -------------------
          The Company has accrued and unpaid cumulative preferred dividends of $35,172 as of May 31, 1999.

                           NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 7 -  STOCKHOLDERS' EQUITY (continued)

          Common Stock
          ------------
          At the annual meeting of stockholders on December 9, 1998, the stockholders approved an increase in the authorized common stock from 49,750,000 shares to 250,000,000 shares.

          For the year ended May 31, 1998, the Company had the following significant common stock transactions:

          - Issued 814,378 shares for payment of services rendered by employees and unrelated parties. The shares have been valued at $1,553,170, the fair market value of the shares at the date of issuance, in accordance with SFAS No. 123.

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

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 7 -  STOCKHOLDERS' EQUITY (continued)

          Common Stock (continued)
          ------------------------
          For the year ended May 31, 1999, the Company had the following significant common stock transactions:

          - Issued 5,500,000 shares and an option to purchase 70,000,000 shares of the Company's common stock at $0.335 in September 1998 for a stock purchase agreement for $500,000.

          - Issued 25,663,857 shares for $3,362,609 in cash and stock subscription receivable of $1,378,850.

          - Issued 9,194,967 shares for service rendered for a total value of $3,061,126. The Shares were valued at the fair market value of the Company's common stock on the date of issuance, in accordance with SFAS No. 123.

          - Issued 8,000,000 shares for the acquisition of the Chrustalynia Mining Operations for a total value of $4,725,280. The shares were valued at the fair market value of the Company's common stock on the date of issuance.

          - In 1998, the Company issued 5,000,000 shares for the acquisition of timberlands in Brazil for $3,984,375, the fair market value of the stock at the date of issuance. The shares were issued as escrow shares per the Company's purchase contract. In 1999, the shareholder did not perform his requirements under the agreement, so the Company obtained the shares from escrow and cancelled the shares.

          Warrants
          --------
          During the year ended May 31, 1998, the Company had the following significant issuances of warrants:

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

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 7 -  STOCKHOLDERS' EQUITY (continued)

          Warrants (Continued)
          --------
          During the year ended May 31, 1999, the Company had the following significant issuances of warrants:

          - In connection with the issuance of 5,500,000 shares of common stock, issued an option to purchase 70,000,000 shares of the Company's common stock at $0.335, which expire in September 2005.

          - Issued an option to purchase 500,000 shares of the Company's common stock at $0.15 per share, which expire July 2000. The option was issued in connection with a consulting agreement that was valued at $177,050, which was recorded as a prepaid expense and is being amortized over the two-year period of the consulting agreement. The fair value of this options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility 129%; risk-free interest rate of 5.74%; and an expected life of 2.0 years.

          Stock Options
          -------------
          The Company has adopted  only the  disclosure  provisions  of SFAS No.
          123. It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for restricted stock and options/warrants issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below for the year ended May 31, 1998 (no amounts are disclosed for 1999, because no stock options were issued):

          Net Loss
             As Reported                                        $(12,918,695)
                                                                ============
             Pro forma                                          $(12,951,016)
                                                                ============
          Loss Per Share - Basic and Diluted
             As Reported                                        $(     0.86)
                                                                ============
             Pro forma                                          $(     0.87)
                                                                ============

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 7 -  STOCKHOLDERS' EQUITY (continued)

          Stock Options (Continued)
          -------------
          These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended May 31, 1998: dividend yield of 0%; expected volatility 129%; risk-free interest rate of 5.74%; and an expected life of 3.0 years.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          The following summarizes the stock option and warrant transactions:

                                 Officers and      Weighted      Others       Weighted
                                  Directors        Average       Options      Average
                                 Stock Options     Exercise       and         Exercise
                                  Outstanding       Price        Warrants      Price
                                 -------------     --------     ---------     --------
    Balance, May 31, 1997              380,000     $   1.70       512,500     $   3.49
     Granted                            50,000     $   1.00       793,039     $   3.80
     Exercised                              -                   ( 100,000)    $   1.00
     Canceled                               -                           -
                                 -------------                  ---------
     Outstanding and Exercisable,
     Balance, May 31, 1998             430,000     $   1.70     1,205,539      $  3.90
     Granted                                -      $      -    70,500,000      $   .33
     Exercised                              -      $      -             -      $     -
     Canceled                               -      $      -      (125,000)     $  1.50
                                 -------------                 ----------

     Outstanding and Exercisable,
     Balance May 31, 1999             430,000      $   1.70    71,580,539      $   .39
                                  ============                 ==========

                           NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 7 -  STOCKHOLDERS' EQUITY (continued)

          Stock Options (continued)
          -------------
          The weighted average remaining contractual lives of the Officers and Directors stock options is 6.3 years at May 31, 1999.

          The following table summarizes information for other options and warrants outstanding and exercisable at May 31, 1999:

                                                     Weighted       Weighted
                                                      Average       Average
               Range of           Outstanding        Remaining     Exercise
            Exercise Price        May 31, 1999         Life          Price
            --------------        ------------       ---------     ---------
            $0.15 - 0.34           70,500,000        4.9 years       $0.33
            $2.50 - 4.06              842,789        2.2 years       $3.35
            $6.75 - 8.00              237,750        2.2 years       $7.14

NOTE 8 -  INCOME TAXES

          The components of the provision for income taxes is as follows for the years ended May 31,:

                                                 1999              1998
                                              -----------       ----------
                   Current Tax Expense
                     U.S. Federal             $       --        $     --
                     State and Local                  --              --
                                              -----------       ----------
                       Total Current                  --              --
                   Deferred Tax Expense
                     U.S. Federal                     --              --
                     State and Local                  --              --
                                              -----------       ----------
                       Total Deferred                 --              --
                                              -----------       ----------
                   Total Tax Provision from
                   Continuing Operations      $       --         $    --
                                              ===========        =========

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 8 -  INCOME TAXES (continued)

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the year ended May 31,:

                                                   1999           1998
                                                ---------      ----------
             Federal Income Tax Rate              (34.0)%         (34.0)%
             Effect of Valuation Allowance         34.0 %          34.0 %
                                                ---------      ----------

             Effective Income Tax Rate              0.0 %           0.0 %
                                                =========      ==========

          At December 31, 1999, the Company had net carryforward losses of approximately $43,029,000. A valuation allowance equal to the tax benefit for deferred taxes has been established due to the uncertainty of realizing the benefit of the tax carryforward. The valuation allowance increased by approximately $5,100,000 and $4,400,000 during the years ended May 31, 1999 and 1998, respectively,

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows as of May 31, 1999:

               Deferred tax asset - loss
                 carryforwards                       $ 16,315,000
                    Less: Valuation Allowance          16,315,000
                                                     =============
               Net deferred tax asset                $         --
                                                     =============

          Net operating loss carryforwards expire starting in 2003.

Note 9 -  DISCONTINUED OPERATIONS

          Brazilian Timber Operations
          ---------------------------
          The Company owned and was generating revenue from timber harvesting and production rights and facilities on up to 490,000 hectares located in the state of Para, Brazil ("Brazilian Operations"). In late 1998 and early 1999, the president of the Brazilian Operations informed Company management that without additional capital provided by the Company, operations were in jeopardy as there were unpaid salaries and creditors. Further, if the Company did not provide this additional capital, Brazilian Operation assets were in jeopardy of seizure through legal action by unpaid employees and creditors. Management at the time deemed these operations uneconomic and elected not to provide additional capital. At approximately the end of the Company's third quarter the Brazilian Operations ceased. All of the assets were seized by the local government and sold to extinguish liabilities. The loss from discontinued operations consists of the operations through the third quarter of 1999. Also, the Company charged all of the assets and liabilities as of February 28, 1999 to loss from discontinued operations since the assets were used to satisfy all existing creditors as of that date.

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

Note 9 -  DISCONTINUED OPERATIONS (Continued)

          Fishing Operations
          ------------------
          During the second quarter of 1999, the Company began acquiring and deriving revenues from fishing operations in the Far East of Russia that consisted of fishing, processing and distribution of fish and other seafood products. The revenue incurred during the second and third quarter was derived from the company purchasing and reselling seafood products. In order to enhance the fish operations, the Company entered into an agreement to purchase a fleet of fishing vessels and a fish processing and freezing operations for approximately $2,200,000 in Far East of Russian for which the Company paid an approximate $1,200,000 deposit. However, the Company was unable, due to cash flow requirements, to pay the remaining $1,000,000. Since they were unable to pay the remaining funds, the Company was in breach of its contract and lost the original deposit. Since the current management is unable to establish the contacts and distribution channels of the prior management, they have chosen not to continue with these operations. The loss from discontinued operations consists of the operations through the third quarter of 1999. The $2,097,190 loss on disposition of fishing operations consists primarily of a deposit for the fleet of fishing vessels and a fish processing, and other deposits for fish that was never received or sold.

                                                       For the Year Ended
                                                 -------------------------------
         Brazilian Operations:                        1999             1998
         --------------------                    -----------        ------------
         Net Sales                               $   515,951        $   381,365
                                                 ===========        ============
         Loss from discontinued operations:
            Before taxes                         $(1,311,460)       $(2,282,567)
            Provision for income taxes                     -                  -
                                                 ------------       ------------
         Net Loss                                $(1,311,460)       $(2,282,567)
                                                 ===========        ============

         Fishing Operations:
         Net Sales                               $ 3,096,120        $         -
                                                 ===========        ============
         Loss from discontinued operations:
            Before taxes                         $(  174,622)                 -
            Provision for income taxes                     -                  -
                                                 -----------        ------------
         Net Loss                                $(  174,622)       $         -
                                                 ============       ============

                          NEVADA MANHATTAN GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 10 - 1998 RESTATEMENT


          The Company has restated its financial statements as of May 31, 1998 and for the year then ended to account for impairment of its Domestic Mineral Properties ("Nevada Properties") and its Timber Concession ("Jonasa Concession") in accordance with SFAS No. 121, as described in
          Note 2. The effect of the restatement was decrease to Mineral Properties of $3,636,000, as of May 31, 1998 and a corresponding increase in the net loss for the year then ended.

NOTE 11 - SUBSEQUENT EVENTS


          Notes Payable
          -------------
          Subsequent to May 31, 1999, approximately $100,000 of notes payable became due and are in default by the Company (see Note 4).

          Convertible Debentures
          ----------------------
          As of March 31, 2000, the Company became delinquent and in default on the payment of $1,425,214 of convertible debentures. The note holders have made no attempt to seize the collatoral or force the Company to make payment through the date of the report (see Note 4).

          Acquisition
          -----------
          In July 1999, the Company entered into an agreement to purchase a 51% interest in the gold mining operation of Transfor SIA ("Sellers") for $15,000,000. The Company made a down payment of $4,830,000, which consisted of the $3,320,000 receivable that was subsequently reversed by current management (see Independent Aauditor's Report) and the Company's $1,100,000 stock subscription agreement from Dalex Trading that was subsequently expensed for the year ended May 31, 1999 due to lack of collectibility. The Company was in default as to the payment of the remaining purchase price of $10,170,000, and the Sellers have revoked the Company's 51% interest and the Company's down payment was forfeited.

          Office Space
          ------------
          Subsequent to May 31, 1999, the Company has vacated office spaces and has not satisfactorily negotiated a release of its liability under the lease. The Company has moved into office space which is being rented on a month-to-month basis.

                8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Certifying Accountants

    On July 7, 1998, the Company decided to change accountants to a firm located closer to the Company's executive offices, and requested the resignation of Jackson & Rhodes P.C., the Company's independent auditors.

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

    On July 7, 1998, the board of directors appointed Merdinger, Fruchter, Rosen & Corso, P.C. to serve as the Company's independent auditors for the fiscal year ended May 31, 1998. Merdinger, Fruchter, Rosen & Corso, P.C. have also served as the Company's independent auditors for the fiscal year ended May 31, 1999.


                                    PART III

        9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

    The Company's Bylaws authorize the creation of the offices of President, Treasurer (Chief Financial Officer), one or more Vice Presidents, Secretary, and one or more Assistant Secretaries and Assistant Treasurers as the Board of Directors deems proper. The Bylaws also provide for not less than three directors and not more than seven directors who shall hold office until the following annual meeting of the shareholders. The Bylaws further provide that the number of directors may be increased by the affirmative vote of the Board of Directors or a majority in interest of the shareholders at an annual or special meeting. There are presently five directors and two vacancies on the Board.

    The executive officers and directors of the Company are as follows:

                                    Principal Occupation and        Director
  Name                       Age    Offices with the Company          Since
  -----------------          ---    -------------------------       -----------
  John  Deniken              61     Chief Executive Officer;        August 1999
                                    Chairman

  Dr. Joe C. Rude III        54     Diagnostic radiologist with     1995
                                    Quantum Radiology; Director

  William E. Wilson          83     Retired; Director               April 1998

  Yuri Belman                43     Engineer and consultant;        June 1999
                                    Director

  Dr. Lev N. Kuznetsov       63     Head of Mining and Metallurgy,  July 1999
                                    Ecologia Holdings, Moscow;
                                    Director


JOHN DENIKEN has been a director and Chief Executive Officer of the Company since August 20, 1999. For the last five years, Mr. Deniken has been self-employed as a practicing Certified Public Accountant in Newport Beach, California. He was chief financial officer for International Science and Technology Center in Moscow, Russia from July 1995 to July 1996. He has been a consultant for Ernst & Young, an accounting firm, for several of their major clients with operations in Moscow. Mr. Deniken is fluent in Russian. Mr. Deniken received his Bachelor of Science, Accounting from the University of Pennsylvania and his CPA from University of Illinois.

YURI BELMAN has been a director of the Company since June 1999. Mr. Belman, who became a permanent resident of the U.S. in 1991, has extensive business experience in the FSU and Commonwealth of Independent States ("CIS") and U.S. in management, as well as an engineer. Prior to becoming a director, he served as Executive Assistant to the CEO. Mr. Belman is bilingual and bicultural in Russian/English.

DR. LEV N. KUZNETSOV has been a director of the Company since July 20, 1999. From 1993 to the present he has been Head of mining and metallurgy department of Ecologia Holdings Company, a scientific and technology center (Moscow). Dr. Kuznetsov is the author of numerous publications in the field of mining and metallurgy.

DR. JOE C. RUDE III has been a Director since 1995. From 1977 to 1995, he was a diagnostic radiologist associated with Cobb Radiology Associates, Austell, Georgia, which merged with Quantum Radiology in 1995. Since 1995, Dr. Rude has been a diagnostic radiologist at Quantum Radiology. Dr. Rude also is a co-owner of the Ambulatory Care Center, a medical care company.

WILLIAM E. WILSON was elected a director in April 1998. Mr. Wilson purchased his own insurance agency in 1954, which was sold in 1985; however, Mr. Wilson remained an associate agent until his retirement in 1996.


      Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission reports of ownership and of changes in beneficial ownership of Common Stock and other equity securities of the Company. For the fiscal year ended May 31, 1999, all reports were timely filed.


                           10. EXECUTIVE COMPENSATION

Executive Compensation

    The table set forth below identifies the compensation paid to the Company's executive officers for the last three completed fiscal years (i.e. fiscal years ending May 31, 1997; May 31, 1998; and May 31, 1999):


                           SUMMARY COMPENSATION TABLE

                                                                                                  Long Term Compensation
                                                                                            Awards               Payouts
                                        Annual Compensation                        Restricted   Securities                 All
       Name and                                                      Other            Stock     Underlying      LTIP      Other
       Principal                                                    Annual          Award(s)     Optional/     Payouts  Compensation
       Position             Year       Salary($)   Bonus($)   Compensation($)(4)       ($)      SARs(#)(5)        ($)        ($)
---------------------    ----------  -----------------------  ------------------  ----------  ------------    --------  -----------

Christopher D. Michaels     1999      $224,400        --            $1,500               --           --          --             --
  President,  Chief         1998      $156,000        --            $5,408               --       10,000          --             --
  Executive Officer and     1997      $251,299        --            $6,264               --       10,000          --             --
  Chairman of the Board
  of Directors (1)

Jeffrey S. Kramer,          1999      $134,950        --            $1,500               --           --          --             --
Senior Vice President,      1998      $156,000        --            $6,056               --       10,000          --             --
Chief Financial Officer     1997      $224,397        --            $8,080               --       10,000          --             --
and Secretary-
Treasurer (2)

Richard Izumi, Chief        1999              0       --                 0               --           --          --             --
Executive Officer and
Chairman of the Board (3)

----------------------

(1) Mr. Michaels resigned as Chief Executive Officer and President in February 1999 and as Chairman of the Board in April 1999. He was reappointed a director of the Company in August 1999 and served until his resignation in February 2000.

(2) Mr. Kramer was replaced as the Chief Financial and Operating Officer, Secretary and Treasurer in September 1998, but remained an employee of the Company. Mr. Kramer resigned as a director in May 1999.

(3) Mr. Izumi served as Chief Executive Officer and a director from February 1999 until his resignation in August, 1999.

(4) The Company paid the annual cost of health insurance for Messrs. Michaels and Kramer and their respective dependents until the Company terminated this benefit for employees in January 1999.

(5) In lieu of any other compensation the Company annually grants options to purchase 10,000 shares of Common Stock at a purchase price of $1.00 per share to all members of the Board of Directors for each full year of service as an active member of the Board. In general, options are exercisable in full upon issuance and may not be exercised after the expiration of ten years from the date of the grant and are nontransferable other than by inheritance. (In 1996, the options granted to Messrs. Michaels and Kramer were extended to be exercisable through May 31, 2006.) No options were granted in the last fiscal year. As of May 31, 1999, the Company has granted options aggregating 120,000 shares to Mr. Michaels and 90,000 shares to Mr. Kramer.

     Messrs. Michaels and Kramer entered into employment agreements with the Company as of January 1995 employing them as President and Senior Vice President, respectively, until June 2001, subject to their rights to terminate their agreements on 90 days notice. Their annual salaries were to be equal to their salaries at the time of execution of the agreements, subject to annual increases (or in limited cases decreases) at the Board of Directors' discretion. The agreements also provide for bonuses of from 25% (if the Company's cash flow is at least $1,000,000) to 75% (if the Company's cash flow exceeds $3,000,000) of their base salaries. If within 12 months of a change in control (as defined in the agreements) their employment is terminated other than for cause or if they resign and their compensation, status, title and/or reporting responsibilities were diminished after the change in control, they will be entitled to a payment equal to 36 times their highest monthly salary during the employment term. In addition, upon a change of control which effects a change in incumbent management they will have the right to purchase a number of shares of Common Stock at a price of $.05 per share equal to 5% of the Company's outstanding Common Stock prior to giving effect to the exercise of the option, and the Company will pay them an amount equal to their taxes in connection with such exercise. Substantially all of the Company's obligations under the agreements continue if there is a termination of the employees as a result of disability. In May, 1999 Jeffrey S. Kramer entered into a Settlement and Release Agreement with the Company wherein he waived his rights to purchase stock under his employment agreement (see Item 12 - "Certain Relationships and Related Transactions).

Options and Stock Appreciation Rights

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     No Options/SAR Grants were issued in the last fiscal year to any person named in the Summary Compensation Table above or to any other officer or director of the Company.

     The following table sets forth certain information with regard to option exercises during fiscal 1999 by each of the executive officers named in the "Summary Compensation Table" above:


            AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                               Number Of Unexercised    Value Of Unexercised
                                               Securities Underlying        In-The-Money
                          Shares                  Options/SARS              Option/SARs
                         Acquired                at May 31, 1998            At May 31, 1999
                       On Exercise    Value       Exercisable/               Exercisable/
       Name                (#)      Realized      Unexercisable             Unexercisable
       ----            -----------  --------   ---------------------    ---------------------

Christopher Michaels        0            0            120,000                    --
Jeffrey S. Kramer           0            0             90,000                    --


Compensation of Directors

     The Company has granted stock options to all members of its board of directors pursuant to Stock Option Agreements executed at various times. Under the terms of these agreements, each director has been granted options to purchase 10,000 shares of Common Stock per full year of service. The exercise price for such options is $1.00 per share. The years in which stock options were initially granted to each respective board member are as follows: Christopher Michaels, 1986; Jeffrey Kramer, 1989; and Joe Rude' III.. In 1996, the Stock Option Agreements relating to Messrs. Michaels and Kramer were extended so that they may be exercised through May 31, 2006. The remaining may not be exercised after the expiration of ten (10) years from the date of grant and are nontransferable other than by inheritance.

     No options were granted to any directors in the fiscal year ended May 31, 1999

       11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information as of January 25, 2000 regarding the record and beneficial ownership of the Common Stock by (i) any individual or group (as that term is defined in the federal securities laws) of affiliated individuals or entities who is known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each executive officer and Director of the Company; and (iii) the executive officers and Directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners listed below, based upon information provided by such owners, have sole voting and investment power with respect to such shares.

                                                  AMOUNT OF
NAME AND ADDRESS                    TITLE OF      BENEFICIAL         PERCENT OF
OF BENEFICIAL OWNER                  CLASS        OWNERSHIP           CLASS (1)
-------------------               ------------   -----------         ----------

TiNV1, Inc.(2)                    Common Stock     5,500,000 (2)         7.6%
701 Ocean Avenue, Ste 108
Santa Monica, CA  90402

Alikhan Gakaev                    Common Stock     7,808,795            10.7%
Lomonosovsky 14
Moscow, Russia

LLC NPK Edikt                     Common Stock     8,000,000            11.0%
Mikhailova str. 39,1
Moscow, Russia

Dalex Trading Limited             Common Stock     6,000,000             8.2%
21 Demosthenis Severis Ave
Anna Court 2nd Floor Suite
P.O. Box 8978
CY 2084 Nicosia, Cyprus

John Deniken                      Common Stock            --               --
1512 Michelson, Suite 150
Irvine, CA  92612

Joe C. Rude III, M.D.             Common Stock     3,409,735 (3)         4.7%
3065 River N. Pkwy
Atlanta, Georgia 30328

William E. Wilson                 Common Stock       143,304 (4)          *
1819 E. Brainard Street
Pensacola, FL  32503

                                                  AMOUNT OF
NAME AND ADDRESS                    TITLE OF      BENEFICIAL         PERCENT OF
OF BENEFICIAL OWNER                  CLASS        OWNERSHIP           CLASS (1)
-------------------               ------------   -----------         ----------
Yuri Belman                       Common Stock            --              --
2151 Michelson, Suite 150
Irvine, CA  92612

Lev N. Kuznetsov                  Common Stock            --              --
2151 Michelson, Suite 150
Irvine, CA  92612

Christopher D. Michaels           Common Stock     1,049,500  (5)        1.4%
6188 Fleury Lane
Woodland Hills, CA  91367

Jeffrey S. Kramer                 Common Stock       800,000  (6)        1.1%
2151 Michelson, Suite 150
Irvine, CA  92612


All Officers and Directors        Common Stock     3,553,039  (7)        4.9%
as a Group
(five persons)

-----
* Less than 1%.

(1) Based on 72,730,376 shares of Common Stock issued and outstanding as of January 25, 2000. Does not include 16,000,000 shares to be issued in connection with the conversion of a Note Payable in November, 1999 by the major shareholder of an unaffiliated company (see Note 3 to the Consolidated Financial Statements). Does not include 6,569,104 shares of Common Stock issuable upon the alleged conversion of convertible debentures by parties to a lawsuit as described under "Legal Proceedings". The Company does not believe that it is currently obligated to issue such Common Stock and, accordingly, does not consider such stock to be outstanding as of this date.

(2) On September 21, 1998 TiNV1, Inc. ("TiNV1"), newly formed California corporation, filed with the Securities and Exchange Commission a Schedule 13D (the "Schedule 13D") regarding 5,500,000 shares of Common Stock it purchased from the Company. The Schedule 13D indicated that TiNV1 was a wholly-owned subsidiary of SYMIC, Inc. ("SYMIC"), a California corporation, which in turn was a wholly-owned subsidiary of RDI, Inc. ("RDI"), a California corporation. (The Schedule 13D further indicated that SYMIC had entered into subscription agreements to issue 5% of its stock to each of the following persons: Tetsuo Kitagawa, elected a Director in December, 1998, but resigned in August 1999; Hironao Mutoh, elected a Director in December, 1998 but resigned in January 1999, and Richard Izumi elected a Director in April, 1999 but resigned in August 1999. During September, 1998, Messrs. Kitagawa, Mutoh and Izumi had become 5% shareholders, respectively, upon providing consideration to SYMIC.) The Schedule 13D stated that RDI was in turn owned and controlled by Mr. Movdy Gakayev, whose address is 701 Ocean Avenue, Suite 108, Santa Monica, California 90402, and that Mr. Kitagawa was sole Director and President, Chief

     Financial Officer and Secretary of TiNV1, SYMIC and RDI. The Schedule 13D indicated that the source of the funds used to purchase the stock was capital contributions to RDI from personal funds of Mr. Movdy Gakayev, TiNV1's ultimate owner, and in turn as capital contributions from RDI to SYMIC to TiNV1.

(3) Excludes up to 70,000,000 shares of Common Stock which may be issued pursuant to an option granted to TiNV1. The 70,000,000 shares, together with the 5,500,000 shares presently held by TiNV1, would represent approximately 53% of the Company's presently outstanding Common Stock on a pro forma basis as of January 25, 2000. [agreement to cancel the options]

(4) Includes shares owned by Dr. Carolyn Rude and Quantum Radiology (an affiliate of Dr. Rude), as well as 30,000 shares of Common Stock issuable upon exercise of stock options which may be exercised in whole or in part within 60 days of the date of this Annual Report.

(5) Includes 120,000 shares of Common Stock issuable upon exercise of stock options which may be exercised in whole or in part within 60 days of the date of this Annual Report.

     Mr. Michaels resigned as Chief Executive Officer and President in February 1999 and as Chairman of the Board in April 1999. He was reappointed a director of the Company in August 1999 and served until his resignation in February 2000.

(6) Includes 90,000 shares of Common Stock issuable upon exercise of stock options which may be exercised in whole or in part within 60 days of the date of this Annual Report.

     Mr. Kramer was replaced as Chief Financial and Operating Officer, Secretary and Treasurer in September 1998. Mr. Kramer resigned as a director in May 1999.

(7) Includes 30,000 shares of Common Stock issuable upon exercise of stock options held by all current officers and Directors as a group which may be exercised in whole or in part within 60 days of the date of this Annual Report.

               12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the fiscal year 1998, the Company entered into certain transactions with Jeffrey S. Kramer, a former officer and Director of the Company.
Specifically, as of August 14, 1998, Mr. Kramer had loaned the Company an aggregate of $718,000 which was evidenced by promissory notes payable in his name (the "Notes"). The Notes were: payable in September 1998 and bear interest at the rate of 8.0%. On October 23, 1998, the Company issued Mr. Kramer 583,200 shares of restricted common stock in partial settlement of the note. On May 25, 1999 Mr. Kramer entered into a Settlement and Release Agreement. Pursuant to the terms of the agreement, the Company issued an additional 700,000 shares of restricted common stock to Kramer, representing an average price of $0.45 per share, reducing the amount owed to Mr. Kramer by the Company from $718,000 plus accrued interest to $141.604. Mr. Kramer was issued a Promissory Note in the amount of $141,604, due on November 26, 1999, which remains unpaid by the Company.

    On October 20, 1998, Christopher Michaels purchased 929,500 shares of restricted common stock from the Company at a purchase price of $0.30 per share through the issuance of a promissory note in the amount of $278,850, due on or before October 20, 2003 at an interest rate of prime plus 1%. The note is collateralized by the Common Stock.

    During the fiscal year ended May 31, 1999, Dr. Rude purchased 180,000 shares of Common Stock from the Company for $90,000. As of May 31, 1999 Dr. Rude has loans outstanding to the Company of $85,000 at the interest rate of 10% per annum.

                      13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
 NUMBER        DESCRIPTION
--------  -----------------------------------------------------------

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

3.(iii) Certificate of Amendment to Articles of Incorporation of Nevada Manhattan Mining Incorporated Filed October 26, 1987*

3.(iv) Certificate of Amendment of Articles of Incorporation of Nevada Manhattan Mining Incorporated Filed August 31, 1995*

3.(v) Certificate of Determination of Preferences of Series A Preferred Stock of Nevada Manhattan Mining Incorporated Filed October 25, 1995*

3.(vi)    Bylaws of Epic Enterprises, Ltd.*

3.(ix) Amended Certificate of Determination of Preferences of Series A Preferred Stock of Nevada Manhattan Mining Inc. Filed January 14, 1998+

3.(x) Certificate of Amendment of Articles of Incorporation of Terra Natural Resources Corporation Filed May 12, 1998+

3.(xi) Amended Bylaws of Terra Natural Resources Corporation as of August 31, 1998#

3.(xii) Restated Amended Bylaws of Terra Natural Resources Corporation as of Nov. 30, 1998##

3.(xiii) Certificate of Amendment of Articles of Incorporation of Terra Natural Resources Corp. filed December 11, 1998##

4.(iii)   Stock Options Issued to Directors+

 4.(iv)   Subscription Agreement dated April 14, 1997 with Silenus Limited**

4.(v)      Warrant to  Purchase  Common  Stock**

4.(vi)    Deed of Trust in favor of Silenus Limited**

4.(vii)   Form of Debenture**

EXHIBIT
 NUMBER        DESCRIPTION
--------  -----------------------------------------------------------
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

10.(vi)   Joint Venture Agreement Dated June 1993*

10.(vii)  Letter Agreement Dated August 10, 1995*

10.(viii) Amendment to Joint Venture Agreement Dated October 20, 1995*

10.(ix) Contract Between Nevada Manhattan Mining, Inc. and Harrison Western Construction Corp.*

10.(xi)   Employment  Agreement  Dated January 1, 1995 with Christopher D.
          Michaels*

10.(xii)  Employment  Agreement  Dated January 1, 1995 with Jeffrey Kramer*

10 (xxxvii)  Subscription  Agreement with TiNV1, Inc. dated as of August 28,
             1998++

10 (xxxix) Option Agreement with TiNV1, Inc. dated as of August 28, 1998++

10 (xl)   Letter  Agreement with TiNV1,  Inc. dated as of August 28,  1998++

10 (xliv) Letter  Agreement  for Asset  Acquisition  by and between Nevada
          Manhattan Group, Inc. and LLC NPK Edikt, re Chrustalnaya Mining, dated December 23, 1998##

10 (xlv) General Agreement between Nevada Manhattan Group, Inc. and OAO "Sibnefteprovod" dated February 10, 1999+

10 (xlvi) Letter of Understanding between Phystechmed and the Company dated
          November 30, 1998+

EXHIBIT
 NUMBER        DESCRIPTION
--------  -----------------------------------------------------------
10 (xlvii)  Joint Venture/Representation Agreement between Nevada Manhattan
            Group, Inc. and Bauman Moscow State Technical University as of April 1, 1999.+

10 (xlviii) Joint Venture/Representation Agreement between Nevada Manhattan
            Group, Inc. and Novosibirsk State University as of March 6, 1999+

10 (xlix)   Jeffrey Kramer Settlement and Release Agreement dated May 25, 1999

27          Financial Data Schedule


---------------

+ Filed with Registration Statement on Form 10-SB, as amended (Registration No. 0-25117

* Filed with Registration Statement on Form SB-2 on December 6, 1996 (Registration No. 333-17423).

**   Filed  with   Registration   Statement   on  Form  SB-2  on  May  28,  1997
     (Registration No. 333-27923).

**** Filed  with   Registration   Statement  on  Form  SB-2  on  July  31,  1997
     (Registration No. 333-27923).

++   Filed with Form 10-KSB for the fiscal year ended May 31, 1998
#    Filed with Form 10-QSB for the quarter ended August 28, 1998
##   Filed with Form 10-QSB for the quarter ended November 30, 1998




Reports on Form 8-K
-------------------

     No 8-K Reports were filed in the fourth quarter of fiscal year ended May 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NEVADA MANHATTAN GROUP, INCORPORATED


                                 /s/ John Deniken
Date:    April 7, 2000      By: --------------------------------------
                                 Chairman of the Board,
                                 Chief Executive Officer


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ JOE RUDE III, M.D.                      Director       April 7, 2000
-----------------------------------------
    Joe C. Rude III, M.D.


  /s/ WILLIAM E. WILSON                       Director       April 7, 2000
-----------------------------------------
    William E. Wilson

  /s/ YURI BELMAN                             Director       April 7, 2000
----------------------------------------
   Yuri Belman